Form 10QSB
period 2001-03-31
CYOKARAS CORP
filed 2001-05-14
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2001
                         Commission File Number 0-32327

                              CYOKARAS CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                            91-1953719
               ------                            ----------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

                             7310 West Links Court
                           Nine Mile Falls, WA 99206
                           -------------------------
             (Address of Principal Executive Offices) (Zip Code)

                                 (509) 622-0931
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2001, the registrant had 4,760,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of March 31, 2000 and March 31, 2001.

         Income Statements for the three-month periods ended March 31, 2000 and March 31, 2001, and for the period from Inception
         (February 16, 1999) through March 31, 2001.

         Statements of Cash Flows for the three-month periods ended March 31, 2000 and March 31, 2001, and for the period from Inception
         (February 16, 1999) through March 31, 2001.

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibit and Reports on Form 8-K

            Exhibits

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                       As of March 31, 2000 and March 31, 2001

                                           March 31,            March 31,
                                               2000                2001
                                          ---------            --------

ASSETS
Cash                                    $         0          $   18,968
Organization Costs                                0                   0
Accumulated Amortization                          0                   0
                                          ---------            --------

Total Assets                            $         0          $   18,968
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
2,960,000 and 4,760,000 Shares
Outstanding                             $    2,960           $    4,760
Paid In Capital In Excess of Par Value         (80)              17,120
(Deficit) Accumulated During Development
Stage                                       (2,880)              (2,912)
                                          --------             --------

Total Stockholders' Equity              $        0           $   18,968
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $        0           $   18,968
                                          ========             ========

See accompanying notes to financial statements.

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                     For the Three Months Ended March 31, 2000 and
                            March 31, 2001 and for the Period
                From Inception (February 16, 1999) through March 31, 2001

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  March 30,      March 30,     March 30,
                                    2000          2001           2001
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                   1,258             24         2,912
                               -----------    -----------    ----------

Net Income (Loss)               $   (1,258)    $      (24)     $ (2,912)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                  2,960,000      3,760,000     3,458,333

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                       For the Three Months Ended March 31, 2000 and
                              March 31, 2001 and for the Period
                 From Inception (February 16, 1999) through March 31, 2001

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                                March 31,       March 31,       March 31,
                                 2000            2001            2001
                             -----------     -----------      ----------

Net Income (Loss)             $   (1,258)     $      (24)      $  (2,968)
                             -----------     -----------      ----------
Adjustments to Reconcile Net
Income to Net Cash Provided

From Operating Activities:
Amortization of Start-Up
Costs                              1,258              24           2,968
                             -----------     -----------      ----------
Net Cash Provided From (Used In)
Operating Activities                   0               0               0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                (1,258)            (24)         (2,912)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0          16,000          21,880
                             -----------    ------------     -----------
Net Increase (Decrease)
in Cash                           (1,258)         15,976          18,968

Cash at Beginning of Period        1,258           2,992               0
                             -----------    -----------      -----------

Cash at End of Period          $       0      $   18,968      $   18,968
                             ===========    ============     ===========

See accompanying notes to financial statements.

                            Cyokaras Corporation
                       (A Development Stage Company)
                   Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cyokaras Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Net Loss Per Share

Net loss per share is calculated by dividing net loss for the period by the average numbers of common shares outstanding for the period. The Company does not have any potentially dilutive securities outstanding which might be considered dilutive for the purpose of calculating diluted loss per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

Quarter ended March 31, 2001 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company has broken its plan of operation into four fairly distinct phases or stages. In phase one, after primary capitalization, the Company will engage in the pursuit, via the acquisition, development, and/or the licensing rights, of technology that will provide it with the ability to market its planned exploration services to search for certain natural resources.
It is also likely that during this stage, the Company will have the need for additional capitalization in order to consummate the transaction to get control of its technology.

For the better part of the year 1999, the Company worked to obtain the rights to use a remote sensing technology that consisted of a low-altitude sensing probe that was to be pulled behind a slow moving aircraft, such as a helicopter. The probe employed a design that utilized the electromagnetic fields generated by distant lightning as a deeply penetrating ground energizing source. The system also had the ability to use low frequency magneto-telluric fields to achieve very deep penetrations of many thousands of feet. By combining the results of these tests with precise geo-location techniques, a three-dimensional map of the subsurface structure could be developed which would aid in the detection of certain subsurface deposits of valuable resources. While the Company was unable to gain control of this technology in 1999, recent confidential discussions with the owner of this technology have indicated that it may become available. The Company has re-initiated negotiations at the present time. Once the Company has determined its choice and gained control of the technology to enable it to advance its business plan, it will enter phase two. In this phase, the Company will begin marketing its services in select areas to assist on locating valuable natural resources with a few key clients that can help prove and attest to the ability of the system to find such resources.

In the third phase, the Company will begin establishing itself as a provider of state of the art services to help locate valuable natural resources throughout the world. The Company shall seek to instill customer confidence and presence by name and reputation through the relationships established in its prior phase with its few select customers for which it has proved the capabilities of the system.

Phase four is really the completed integration of Company's business model as already developed through the success of the first three phases. This phase capitalizes on the lessons learned and experiences obtained in phases two and three. It is the phase of concurrent operations, in that this stage recognizes the fast moving changes in the marketplace, which may require the Company to adapt or modify its business model to meet competitive market conditions. Therefore, the Company may selectively expand into the most dynamic and profitable opportunities that have been previously discovered. It may require a complete upgrade and/or modification of all of the Company's systems and technologies, and possible deployment on a more local geographic location, thereby recasting the Company's operation internationally, and possibly taking advantage of capital or labor conditions globally to enhance profit.

Cash Requirements and Need for Additional Funds

During the period ended March 31, 2001, the Company raised an additional $16,000 via private placements of the Company's common stock pursuant to Regulation D Rule 504 offering. As a result the current cash on hand of $18,968 will be directed towards basic working capital and the capital requirements to complete the development, acquisition, and/or licensing of its proposed technology.

Management believes the current funds available to the Company will be sufficient for the furtherance of its business plan for the next twelve months.

Contingencies for additional capital may arise should the cost to gain control of technology product or the development cost increase at which time the Company would likely raise additional capital via private financing, of which, may not be realized as anticipated.

Product Research and Development

Once the Company determines which technology to pursue and has gained control of it, there will likely be a certain amount of research and development that will take place. Until such time, however, it is impossible and impractical to make estimates of how much it will cost or to what extent the efforts will entail.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

There are no employees of the Company, excluding the current President of the corporation and no changes are anticipated in the next twelve months.

PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    None

                  b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: April 17, 2001        /s/ Ronald McIntire
                                        ----------------------
                                        Ronald McIntire
                                        President