Form 10-Q/A
period 2001-03-31
CYOKARAS CORP
filed 2001-07-13
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-QSB/A

                                 Amendment No. 1

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                       As of March 31, 2000 and March 31, 2001

                                           March 31,            March 31,
                                               2000                2001
                                          ---------            --------

ASSETS
Cash                                    $         0          $   18,968
Organization Costs                                0                   0
                                          ---------            --------

Total Assets                            $         0          $   18,968
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
2,960,000 and 4,760,000 Shares
Outstanding                             $    2,960           $    4,760
Paid In Capital In Excess of Par Value         (80)              17,120
(Deficit) Accumulated During Development
Stage                                       (2,880)              (2,912)
                                          --------             --------

Total Stockholders' Equity              $        0           $   18,968
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $        0           $   18,968
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

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  March 30,      March 30,     March 30,
                                    2000          2001           2001
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                   1,258             24         2,912
                               -----------    -----------    ----------

Net Income (Loss)               $   (1,258)    $      (24)     $ (2,912)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  2,960,000      3,760,000

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

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                                March 31,       March 31,       March 31,
                                 2000            2001            2001
                             -----------     -----------      ----------

Net Income (Loss)             $   (1,258)     $      (24)      $  (2,968)
                             -----------     -----------      ----------
Net Cash Provided From (Used In)
Operating Activities              (1,258)            (24)         (2,968)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0          16,000          21,880
                             -----------    ------------     -----------
Net Increase (Decrease)
in Cash                           (1,258)         15,976          18,968

Cash at Beginning of Period        1,258           2,992               0
                             -----------    ------------     -----------

Cash at End of Period          $       0      $   18,968      $   18,968
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

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: July 11, 2001            /s/ Ronald McIntire
                                        ----------------------
                                        Ronald McIntire
                                        President