Form 10-Q
period 2001-06-30
CYOKARAS CORP
filed 2001-08-13
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2001
                         Commission File Number 0-32327

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

As of June 30, 2001, the registrant had 4,760,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of June 30, 2000 and June 30, 2001.

         Income Statements for the three-month periods ended June 30, 2000 and June 30, 2001, and for the period from Inception
         (February 16, 1999) through June 30, 2001.

         Statements of Cash Flows for the three-month periods ended June 30, 2000 and June 30, 2001, and for the period from Inception
         (February 16, 1999) through June 30, 2001.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                       As of June 30, 2000 and June 30, 2001

                                           June 30,            June 30,
                                               2000                2001
                                          ---------            --------

ASSETS
Cash                                    $     3,000          $   18,420
Organization Costs                                0                   0
                                          ---------            --------

Total Assets                            $     3,000          $   18,420
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
3,960,000 and 4,760,000 Shares
Outstanding                             $    3,960           $    4,760
Paid In Capital In Excess of Par Value       1,920               17,120
(Deficit) Accumulated During Development
Stage                                       (2,880)              (3,460)
                                          --------             --------

Total Stockholders' Equity              $    3,000           $   18,420
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $    3,000           $   18,420
                                          ========             ========

See accompanying notes to financial statements.

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                     For the Three Months Ended June 30, 2000 and
                            June 30, 2001 and for the Period
                From Inception (February 16, 1999) through June 30, 2001

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  June 30,       June 30,      June 30,
                                    2000           2001          2001
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0            548         3,460
                               -----------    -----------    ----------

Net Income (Loss)               $        0    $      (548)     $ (3,460)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  2,960,000      4,760,000

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                       For the Three Months Ended June 30, 2000 and
                              June 30, 2001 and for the Period
                 From Inception (February 16, 1999) through June 30, 2001

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                                June 30,       June 30,         June 30,
                                 2000            2001            2001
                             -----------     -----------      ----------

Net Income (Loss)             $        0     $      (548)     $   (3,460)
                             -----------     -----------      ----------

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash         3,000               0          21,880
                             -----------     -----------     -----------

Net Increase (Decrease)
in Cash                            3,000            (548)         18,420

Cash at Beginning of Period            0          18,968               0
                             -----------     -----------     -----------

Cash at End of Period          $   3,000      $   18,420      $   18,420
                             ===========     ===========     ===========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

Quarter ended June 30, 2001 focused primarily on continuing activities to develop and expand the Company's business plan, filing of a Form SB-2 with the SEC to register the Company's common shares being offered for sale by certain selling shareholders, and filing with the NASD for listing of the Company's common shares on the Over-the-Counter Bulletin Board exchange ("OTCBB").

The Company remains in its development stage and there have been no operating revenues since inception.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Results of Operations

The Company has not yet located and/or decided upon the technology that it will ultimately use to complete its strategic business plan, and has not yet begun any business operations or produced any revenues for the period from inception through the three months ended June 30, 2001.

The Company had a net loss of $3,460 for the period from inception through the three months ended June 30, 2001, resulting from general and administrative costs associated with the start-up related expenses of the Company.

Cash Requirements and Need for Additional Funds

As of June 30, 2001, the Company maintained a current cash on hand balance of $18,420 that will be directed towards basic working capital and the capital requirements to complete the development, acquisition, and/or licensing of its proposed technology.

Management believes the current funds available to the Company will be sufficient for the furtherance of its business plan for the next twelve months.

Contingencies for additional capital may arise should the cost to gain control of technology product or the development cost increase at which time the Company would likely raise additional capital via private financing and/or debt, of which, may not be realized as anticipated.

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

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2001.

                  b) The Company filed its Form SB-2 with the SEC on May 29, 2001 to register 1,800,000 of its common shares.

                  c) The Company filed Amendment No. 1 to its Form SB-2 with the SEC on July 12, 2001, in response to questions raised by the SEC in their review thereof.

                  d) The Company filed Amendment No. 2 to its Form SB-2 with the SEC on August 1, 2001, in response to questions raised by the SEC in their review thereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: August 10, 2001      /s/ Ronald McIntire
                                   ----------------------
                                        Ronald McIntire
                                        President