Form 10-Q
period 2001-09-30
CYOKARAS CORP
filed 2001-11-13
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2001
                         Commission File Number 0-32327

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

As of September 30, 2001, the registrant had 4,760,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of September 30, 2000 and September 30, 2001. Income Statements for the nine-month periods ended September 30,
           2000 and September 30, 2001, and for the period from Inception (February 16, 1999) through September 30, 2001.
         Statements of Cash Flows for the nine-month periods ended September
           30, 2000 and September 30, 2001, and for the period from Inception (February 16, 1999) through September 30, 2001.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                     As of September 30, 2000 and September 30, 2001

                                       September 30,       September 30,
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

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                     For the Nine Months Ended September 30, 2000 and
                            September 30, 2001 and for the Period
                From Inception (February 16, 1999) through September 30, 2001

                               Nine Months      Nine Months    Inception
                                   Ended          Ended         Through
                               September 30,   September 30,  September 30,
                                    2000           2001          2001
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0            548         3,460
                               -----------    -----------    ----------

Net Income (Loss)               $        0    $      (548)     $ (3,460)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  3,117,895      4,760,000

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                       For the Nine Months Ended September 30, 2000 and
                              September 30, 2001 and for the Period
                From Inception (February 16, 1999) through September 30, 2001

                             Nine Months    Nine Months      Inception
                                Ended           Ended         Through
                            September 30,  September 30,    September 30,
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended September 30, 2001 focused primarily on continuing activities to develop and expand the Company's business plan, filing of the amendments to the Company's Form SB-2 with the SEC in an effort to register the Company's common shares being offered for sale by certain selling shareholders, and filing and communication with the NASD for listing of the Company's common shares on the Over-the-Counter Bulletin Board exchange ("OTCBB").

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

Results of Operations

The Company has not yet located and/or decided upon the technology that it will ultimately use to complete its strategic business plan, and has not yet begun any business operations or produced any revenues for the period from inception through the nine months ended September 30, 2001.

The Company had a net loss of $3,460 for the period from inception through the nine months ended September 30, 2001, resulting from general and administrative costs associated with the start-up related expenses of the Company.

Cash Requirements and Need for Additional Funds

As of September 30, 2001, the Company maintained a current cash on hand balance of $18,420 that will be directed towards basic working capital and the capital requirements to complete the development, acquisition, and/or licensing of its proposed technology.

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

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                  b) The Company filed Amendment No. 2 to its Form SB-2 with the SEC on August 1, 2001, in response to questions raised by the SEC in their review thereof.

                  c) The Company filed Amendment No. 3 to its Form SB-2 with the SEC on August 30, 2001, in response to questions raised by the SEC in their review thereof.

                  b) The Company filed Amendment No. 4 to its Form SB-2 with the SEC on October 2, 2001, in response to questions raised by the SEC in their review thereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation

        Dated: November 12, 2001      /s/ Ronald McIntire
                                      ----------------------
                                          Ronald McIntire
                                          President