Form 10-K
CYOKARAS CORP
filed 2002-01-09
CIK 1079990

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 000-32327

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                       CYOKARAS CORPORATION
                       --------------------
             (Name of small business in its charter)

           NEVADA                                91-1953719
           ------                                ----------
       (State or other                     (IRS Employer Id. No.)
 jurisdiction of Incorporation)

                       7310 West Links Court
                     Nine Mile Falls, WA 99206
                     -------------------------
                   (Address of Principal Office)

          Issuer's telephone number:   (509) 622-0931

Securities to be registered under Section 12(b) of the Act:

                       Title of each class
                       -------------------
                               N/A

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, $0.001
                      --------------------
                        (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,387,500.
(Based on the 2,775,000 voting shares held by non-affiliates as of December 31, 2001, at the then "bid" value of $0.50 per share).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. N/A   Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,760,000 shares as of December 31, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

The Company has filed its periodic and other reports with the SEC over the past few months as required since becoming a "reporting company," as that term is defined by the SEC. The Company also completed the registration of a total of 1,800,000 shares of its common stock, effective October, 5, 2001, to be sold by existing non-affiliated shareholders by way of an SB-2 filing and Form 424 prospectus filed pursuant to Rule 424(b). To review any or all this additional information, you should access the Company's complete filings at the SEC's web site (www.sec.gov).

Please also note that the Company has filed a Form 424 prospectus, which became effective on October 5, 2001. The reader should also look for and read that filing in connection with their review of this 10-KSB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 21, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 4,760,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   No X

PART I

STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

ITEM 1. DESCRIPTION OF BUSINESS

General

Cyokaras Corporation (the "Company") was incorporated as a Nevada corporation on February 16, 1999, for the purpose of developing and/or exploiting new airborne sensor technology to be used in the search and remote sensing for natural resources deposits, such as precious minerals, oil and gas, and aquifers. Its principal place of business is located at 7310 West Links Court, Nine Mile Falls, WA, 99206.

The Company is authorized to issue up to 75,000,000 (seventy-five million) common shares, par value $0.001.

The Company is headed up by its sole officer and director, Mr. Ronald McIntire, who owns a total of 1,985,000 shares of the Company's common stock.

The Company has not commenced any commercial operations or material operating activities and has had no revenues or income from the date of inception through the date of this filing. The Company has no full-time employees and owns no real estate.

The Company registered certain shares of its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The balance of its shares of common stock, with the exception of those shares held by its sole officer and director, were registered by way of a Form SB-2 registration statement and subsequent filing of its Form 424 prospectus, which was effective as of October 5, 2001. The Company files with the Securities and Exchange Commission its periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

There has been no bankruptcy, receivership, or similar proceeding by or against the Company. In addition, there has been no material reclassification, consolidation, merger, or purchase or sale of a significant amount of assets not done in the ordinary course of business.

                Strategic Business Plan of Issuer

The Company was formed to exploit a strategic business plan (the "Plan") within the minerals exploration and remote sensing, and it, at present, remains in its development stages. The Plan, in summary, has a primary focus of exploiting the potential development and/or exploitation of new airborne sensor technology to be used in the search and remote sensing for natural resources and related deposits. Such as precious minerals, oil and gas, and aquifers.

While the Company continued to believe in the merits of its strategic business plan, the natural resource and related exploration marketplace has faced consistent challenges and conditions that have made it difficult to identify and pursue financially viable candidates for the Company to make a final determination on which related technology to commercially exploit in the pursuit of its strategic business plan. It is for that reason that the Company has yet developed or selected the resource exploration technology that will be used by it to further proceed with its business plan.

The Company intends to continue with its research and pursue related exploration technologies as it looks to make a final determination on which technology to acquire, develop, and/or license that will be used in its planned exploration services to search for natural resources.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no property. Its office space is provided at no charge by the President of the Company, Mr. Ronald McIntire. This office arrangement is considered adequate for current and short-term operations of the Company.

If, and when, the Company's future plans require additional space as its development and strategic business plan proceeds, the Company could be easily relocated to another location in the immediate area at competitive rents.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the security holders for a vote.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Over the Counter Bulletin Board with the Ticker symbol of "CYOK."

The Company's stock began trading in November of 2001. The shares have traded as high as $0.50 per share (in December 2001) and as low as $0.01 per share (in November 2001) for the period ended December 31, 2001.

There were approximately 40 shareholders of record of the Company's common stock as of December 31, 2001.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's current cash balance is $8,731. Management believes the current cash balance will be sufficient to fund the current minimum level of operations through the second quarter of 2002 as it continues to pursue the acquisition, development, and/or the licensing of the rights to its technology that will be used in its planned exploration services to search for natural resources.

However, in order to further advance its business plan to the next phase, the Company will need to raise additional capital during the forthcoming twelve months. It plans to do so through the sale of equity securities, debt, or some combination thereof, totaling approximately $1.25 million.

Over the next twelve months, management intends to continue with its research that will help it make a final determination on which technology to pursue for its business (see the section entitled "Strategic Business Plan of Issuer" heading earlier in this annual statement for more discussion on the Company's technology focus).

Once the technology has been selected and identified, the Company expects to proceed with its plan to raise the additional capital necessary to further proceed with its business plan.

                      Results of Operations

There were no revenues from sales for the period ended December 31, 2001. The Company sustained a net loss of $10,621 for the period then ended.

                 Liquidity and Capital Resources

As of December 31, 2001, the Company had $8,371 cash on hand or in the bank. Until such time as the Company is able to make its determination on which resource exploration technology to acquire, develop, or license the rights to, there will be no need for additional capital, since the sole officer is contributing his time and related expenses at no cost during this time.

The Company has broken its plan of operation into four fairly distinct phases or stages, each of which depends upon the success of the prior phase.

In phase one, the Company will engage in the pursuit, via the acquisition, development, and/or the licensing rights, of the technology that will provide it with the ability to market its planned exploration services to search for certain natural resources. In this stage, the Company will most likely have the need to raise substantial additional capitalization in order to consummate a transaction to develop or get control of its technology. The Company is presently in this phase and is expected to remain so until such time as it is able to make an informed decision on which technology to pursue and then has raised the estimated $1.25 million in additional capital that it estimates necessary to move into phase two of its business plan. This capital is expected to be raised by the Company through the sale of its common stock by way of a private placement(s), debt, or some combination thereof.

If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank, which at present totals only $8,371, and/or funds loaned by the Officer and Director. The Officer/Director has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its intended business plan steps, and would, instead, delay all cash intensive activities.

After raising the projected capital, the Company plans to then enter phase two of its business plan, which it expects to remain in for approximately eighteen additional months. The Company's planned budget for this phase consists of $250,000 for beginning the development of its technology and/or securing the rights to new technology, $250,000 for testing and proving of the technology, $250,000 for management and engineers, $100,000 for marketing expenses, $50,000 for computers and fixed assets, $50,000 in working capital, and $300,000 for program development and operations, including flight operations. The Company's budget is based on its plan to enlist a newly developed technology and, in doing so, remain a Company with lower overhead looking for a successful "proving-up" of its technology to advance the Company to new levels through internally generated cash flows rather than relying on large capitalization and broad appeal in its early development stage(s). The figures set forth above are estimates that have been based on the Company's own research into related costs and operating plans. In actuality, they may be more, or less, than presented herein, and/or may be distributed differently between the budgeted categories than as set forth herein.

In this second phase, the Company will look to begin marketing its services in select key resource areas (i.e. precious metals, oil and gas, etc.) to assist in locating valuable natural resources with a few key clients that can help prove and attest to the ability of the system to find such resources. The Company has not yet selected which key resource areas in which it will operate, and has no firm arrangements with any key clients at this time. The Company does not foresee having to raise additional funds at this or any subsequent phase of its business plan, as it will be operational at this point and can hopefully rely on short-term bank loans, if necessary, to cover any "timing" delayed costs of operations.

It is expected that once, and only if, the Company has proven the capability of its technology and services, it will then be able to enter phase three of its business plan, wherein it will look to establish itself as a provider of state of the art services to help locate valuable natural resources throughout the world. The Company shall seek to instill customer confidence and presence by name and reputation through the relationships established in its prior phase(s) with its few select customers through which it has proven the capabilities of the system. If all goes according to the Company's plan, it will be in this phase for approximately two years.

Phase four is the completed integration of Company's business model as already developed through the success of the first three phases. This phase will capitalize on the lessons learned and experiences obtained in phases two and three. It is the phase of concurrent operations, in that this stage recognizes the fast moving changes in the marketplace, which may require the Company to adapt or modify its business model to meet competitive market conditions. Therefore, the Company may selectively expand into the most dynamic and profitable opportunities that have been previously discovered.

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Merri Nickerson, CPA. They have been so included in reliance upon the opinion of such accountant given upon her authority as an expert in auditing and accounting.

                              CYOKARAS CORPORATION

                          AUDITED FINANCIAL STATEMENTS

As of December 31, 2001 and 2000, and for the Years Ended December 31, 2001 and 2000, and the Period from February 16, 1999 (date of inception) through December 31, 2001.

                          CYOKARAS CORPORATION

                      AUDITED FINANCIAL STATEMENTS

            As of December 31, 2001 and 2000, for the Years Ended
   December 31, 2001 and 2000, and the Period from February 16, 1999 (date of inception) through December 31, 2001


                                                                  Page

Independent Auditor's Report                                        2

Financial Statements:

Balance Sheets
   as of December 31, 2001 and 2000                                 3

Statements of Operations
   for the years ended December 31, 2001 and 2000, and
   for the period from February 16, 1999 (date of inception)
   through December 31, 2001                                        4

Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2001 and 2000, and
   for the period from February 16, 1999 (date of inception)
   through December 31, 2001                                        5

Statements of Cash Flows
   for the years ended December 31, 2001 and 2000, and
   for the period from February 16, 1999 (date of inception)
   through December 31, 2001                                         6

Notes to Financial Statements                                        7

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Cyokaras Corporation:

I have audited the accompanying Balance Sheets of Cyokaras Corporation (a Nevada Corporation) as of December 31, 2001 and 2000, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 20001 and 2000, and the period from February 16, 1999 (the date of inception) through December 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Cyokaras Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for years ended December 31, 2001 and 2000, and the period from February 16, 1999 (the date of inception) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Financial Statements, the Company has no viable operations or significant assets and is dependent upon significant Shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 2. The Financial Statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                      /s/ Merri Nickerson, CPA
                                      ------------------------


MERRI NICKERSON, CPA
Spokane, Washington
January 9, 2002


                               - Page Two -

                            Cyokaras Corporation
                        (A Development Stage Company)
                               Balance Sheets

                      As of December 31, 2001 and 2000



                                              December 31,     December 31,
                                                     2001             2000
                                              -----------      -----------

ASSETS
Cash                                          $     8,371      $     2,992
Organization Costs                                      0                0
                                              -----------      -----------
Total Assets                                  $     8,371      $     2,992
                                              ===========      ===========

LIABILITIES
Accounts Payable                              $         0      $         0
                                              -----------      -----------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   3,960,000 and 2,960,000 Shares Outstanding $     4,760      $     3,960
Paid In Capital In Excess of Par Value             17,120            1,920
(Deficit) Accumulated During Development
   Stage                                          (13,509)          (2,888)
                                              -----------      -----------
Total Stockholders' Equity                    $     8,371      $     2,992
                                              -----------      -----------

Total Liabilities and Stockholders' Equity    $     8,371      $     2,992
                                              ===========      ===========




            See accompanying notes to financial statements.

                            - Page Three -

                          Cyokaras Corporation
                      (A Development Stage Company)
                        Statements of Operations
             For the Years Ended December 31, 2001 and 2000, and
              the Period from Inception (February 16, 1999) to
                           December 31, 2001

                                     Year Ended     Year Ended   Inception to
                                    December 31,   December 31,   December
31,
                                           2001           2000           2001
                                    -----------    -----------    -----------

Operating Revenues                  $         0    $         0    $         0

Operating Expenses                       10,621          1,266          2,888
                                    -----------     ----------    -----------

Net Income (Loss)                   $   (10,621)   $    (1,266)   $
(13,509)


Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                 $     (0.00)   $     (0.00)

Weighted Average Shares Outstanding   4,560,000      3,460,000



             See accompanying notes to financial statements.

                            - Page Four -

                          Cyokaras Corporation
                      (A Development Stage Company)
              Statements of Changes in Stockholders' Equity
            For the Years Ended December 31, 2001 and 2000, and
             the Period from Inception (February 16, 1999) to
                           December 31, 2001



                                  Common      Par      Excess of    Retained
                                  Shares     Value     Par Value    Earnings
                                 --------- ---------  ----------    --------
Issued to Officer                2,000,000 $   2,000  $   (2,000)   $      0

Common Shares Sold at
   $0.003 per Share                960,000       960       1,920           0

Net Operating Loss for the
   Period from February 16, 1999
   (date of inception) to
   December 31, 1999                    --        --         --       (1,622)
                                 --------- ---------  ----------    --------
BALANCE AT
   DECEMBER 31, 1999            2,960,000  $   2,960    $    (80)   $ (1,622)
                                =========  =========    ========    ========

Common Shares Sold at
   $0.003 per Share             1,000,000      1,000       2,000           0

Net Operating Loss for the


   Period from January 1, 2000
   To December 31, 2000                --        --           --       1,266
                                ---------  --------    ---------    --------
BALANCE AT
   December 31, 2000            3,960,000  $  3,960    $   1,920    $ (3,888)
                                =========  ========    =========    ========

Common Shares Sold at
   $0.02 per Share               800,000        800       15,200           0

Net Operating Loss for the

   Period from January 1, 2001
   To December 31, 2001               --         --           --      10,621
                                ---------  --------    ---------    --------
BALANCE AT
   December 31, 2001            4,760,000  $  4,760    $  17,120    $(13,509)
                                =========  ========    =========    ========


               See accompanying notes to financial statements.

                              - Page Five -

                            Cyokaras Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the Years Ended December 31, 2001 and 2000, and
            For the Period from Inception (February 16, 1999) to

                             December 31, 2001


                                  Year Ended    Inception to    Inception to
                                 December 31,   December 31,    December 31,
                                        2001            2000            2001
                                 -----------    ------------    ------------

Net Income (Loss)                $   (10,621)   $     (1,266)    $   (13,509)
                                 -----------    ------------     -----------

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash      16,000           3,000           21,880
                                 -----------     -----------      -----------

Net Increase (Decrease) in Cash        5,739           1,734            8,371

Cash at Beginning of Period            2,992           1,258                0
                                 -----------     -----------      -----------

Cash at End of Period            $     8,371    $      2,992     $      8,371
                                 ===========    ============     ============



                 See accompanying notes to financial statements.

                                - Page Six -

                            Cyokaras Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                        December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cyokaras Corporation was incorporated on February 16, 1999, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company has been pursuing its strategic business plan to either develop or acquire technology to use in the search for unfound natural resource deposits such as minerals, oil and gas, and water.

Between March of 1999 and yearend 2000, the Company sold a total of 1,960,000 of its Common Shares at $0.003 per Share, for total proceeds of $5,880. The Offering was made under Regulation D, Rule 504 of the Securities Act of 1933. On March 31, 2001, the Company sold a total of 800,000 of its Common Shares at $0.02 per Share, for total proceeds of $16,000. This offering was also made under Regulation D, Rule 504 of the Securities Act of 1933.


The Company has not yet determined and established its accounting policies and procedures, except as follows:

1.   The Company uses the accrual method of accounting.

2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

3. Organization costs of $10,621 and $1,266 were incurred during the years 2001 and 2000, respectively, and were written off in full against operations for the periods in accordance with the accounting requirement set forth in SOP 98-5.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                               - Page Seven -

5. Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." Pursuant thereto, a deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

NOTE 2 - GOING CONCERN

The Company's Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realizations of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the periods ended December 31, 2001 and 2000. The Company's total deferred tax asset as of December 31, 2001, is as follows:

   Net operating loss carry-forward                  $  13,509
   Valuation allowance                                  13,509
                                                      --------
   Net deferred tax asset                            $       0

The federal net operating loss carry-forward will expire between the years 2019 and 2021.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock - The authorized total common shares for Cyokaras Corporation consists of 75,000,000 shares, with a par value of $0.001 per share.

Preferred Stock - The Company has no preferred stock authorized.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               - Page Eight -

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.





                                - Page Nine -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 2002 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

The Company's Directors and Executive Officers are as follows:

Name/Address                  Position                        Age
-----------------------       ---------------------           ----

Ronald McIntire               President and Director           35
7310 West Links Ct.
Nine Mile Falls, WA  99206

Since graduating with honors from Seattle Pacific University in 1988 with his B.A. degree in Business Management - Entrepeneurship, Mr. McIntire has held increasingly responsible roles within Tall Tree Service where he is currently, and has been for the past seven years, the General Manager of this 30-person residential tree-service contractor.

In addition, Mr. McIntire has been the founder and President of one other company, which is closely-held and private. This Company is an internet-based listing service for homes "for sale by owners". It is presently in operation and under the control and ownership of Mr. McIntire and his wife. Mr. McIntire has also developed a natural fertilizer used to provide a controlled release system of specialized chemicals for fertilizing outdoor plants. This technology is held and used by Tall Tree Service, with Mr. McIntire retaining no further direct rights to the product.

The term of office for each Director is one year, or until his successor is elected and qualified at the Company's annual meeting of Shareholders, subject to ratification by the Shareholders. The term of office for each Officer is one year or until a successor is elected and qualified and is subject to removal by the Board. No Officer or Director of the Company has been the subject of any Order, Judgement, or Decree of any court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker, or dealer in the securities, or as an affiliated person, director, or employee of an investment company, bank savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with the purchase or sale of any securities nor has any person been the subject of any order of a state authority barring or suspending for more than sixty days, the right of such person to be engaged in such activities or to be associated with such activities. No Officer or Director of the Company has been convicted in any criminal proceedings (excluding traffic violations) or the subject of a criminal proceeding which is presently pending.

ITEM 10. EXECUTIVE COMPENSATION

Ronald McIntire has not received, nor is he projected to receive, any compensation for his services, including his capacities as director.

Should the Company become profitable and produce commensurate cash flows from operations and/or through the sale of strategic investments, there may be some level of compensation paid to him. However, this will be subject to approval by the Company's Board of Directors. It is the responsibility of the Company's Officers and its Board of Directors to determine the timing of any remuneration for key personnel. Such determination and timing thereof will be based upon such factors as positive cash flow to include equity sales, operating cash flows, capital requirements, and positive cash flow balances. At present, the Company `s management cannot accurately estimate the point when revenues and operating cash flows will be sufficient enough to implement a change to this compensation plan, nor are they able to estimate the exact amount of compensation that may be paid, at this time.

There are no annuity, pension, or retirement benefits proposed to be paid to Officers, Directors, or employees of the Company in the event of retirement at normal date pursuant to any presently existing plan provided or contributed to by the Company, or any of its subsidiaries, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock as of December 31, 2001:

Set forth below is a list of those individuals, including any group, known to be a beneficial owner of more than five percent of any class of the Company's voting securities:

            Name and               Amount and
            Address of             Nature of           Percent
Title of    Beneficial             Beneficial          of
 Class      Owner                  Owner               Class
---------   ---------------------  ----------------    -----
Common      Ronald McIntire        1,985,000 Shares    41.7%
            7310 West Links Court
            Nine Mile Falls, WA 99206

 All Officers and Directors        1,985,000 Shares    41.7%
 (One Individual)

There are no outstanding rights for any individual, or group, to acquire additional Shares from options, warrants, rights, conversion privilege, or similar obligations. Ronald McIntire is the Company's sole officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 8, 2001, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 8, 2001 and incorporated herein by reference.

      Please note that the Company also completed the registration of a total of 1,800,000 shares of its common stock, effective October, 5, 2001, to be sold by existing non-affiliated shareholders by way of an SB-2 filing and Form 424 prospectus filed pursuant to Rule 424(b), which is also hereby incorporated by reference.

      (b)   Reports on Form 8-K

            The Company has filed no reports on Form 8-K during the quarter ended December 31, 2001, or related to that period.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CYOKARAS CORPORATION

By: /s/ Ronald McIntire
        ------------------
        Ronald McIntire
        President

Date: January 9, 2002