Form 10QSB
period 2002-03-31
CYOKARAS CORP
filed 2002-05-15
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                                 Amendment No. 1

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2002
                         Commission File Number 0-32327

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

As of March 31, 2002, the registrant had 9,520,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of March 31, 2001 and March 31, 2002.

         Income Statements for the three-month periods ended March 31, 2001 and 2001, and for the period from Inception (February 16, 1999) through March 31, 2002.

         Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2002, and for the period from Inception (February 16, 1999) through March 31, 2002.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                              As of March 31, 2001 and 2002

                                           March 31,            March 31,
                                               2001                2002
                                          ---------            --------

ASSETS
Cash                                    $    18,968          $    2,314
Organization Costs                                0                   0
                                          ---------            --------

Total Assets                            $    18,968          $    2,314
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
4,760,000 and 9,520,000 Shares
Outstanding                             $    4,760           $    9,520
Paid In Capital In Excess of Par Value      17,120               12,360
(Deficit) Accumulated During Development
Stage                                       (2,912)             (19,566)
                                          --------             --------

Total Stockholders' Equity              $   18,968           $    2,314
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $   18,968           $    2,314
                                          ========             ========

See accompanying notes to financial statements.

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                     For the Three Months Ended March 31, 2001 and
                            March 31, 2002 and for the Period
                From Inception (February 16, 1999) through March 31, 2002

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  March 31,      March 31,     March 31,
                                    2001          2002           2002
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                      24          6,057        19,566
                               -----------    -----------    ----------

Net Income (Loss)               $      (24))    $  (6,057)     $(19,566)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  7,520,000      9,520,000

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                       For the Three Months Ended March 31, 2001 and
                              March 31, 2002 and for the Period
                 From Inception (February 16, 1999) through March 31, 2002

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                                March 31,       March 31,       March 31,
                                 2001            2002            2002
                             -----------     -----------      ----------

Net Income (Loss)             $      (24)     $   (6,057)      $ (19,566)
                             -----------     -----------      ----------
Net Cash Provided From (Used In)
Operating Activities                 (24)         (6,057)        (19,566)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash        16,000               0          21,880
                             -----------    ------------     -----------
Net Increase (Decrease)
in Cash                           15,976          (6,057)          2,314

Cash at Beginning of Period        2,992           8,371               0
                             -----------    ------------     -----------

Cash at End of Period          $  18,968      $    2,314      $    2,314
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

Net Loss Per Share

Net loss per share is calculated by dividing net loss for the period by the average numbers of common shares outstanding for the period. The Company does not have any potentially dilutive securities outstanding which might be considered dilutive for the purpose of calculating diluted loss per share. Please note that the Company approved a 2 for 1 forward split of its issued and outstanding common shares, effective March 18, 2002. The figures for shares outstanding and earnings per share have been adjusted to reflect this 2 for 1 split of shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

Quarter ended March 31, 2002 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception. The Company has been unable to generate any additional capital or enough interest from other funding sources to pursue further the remote-sensing technology being offered (and discussed previously in Company filings) by Barringer GeoSystems, and is thus continuing its search for other technologies, for which to date it has been largely unsuccessful.

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

For the better part of the year 1999, the Company worked to obtain the rights to use a remote sensing technology that consisted of a low-altitude sensing probe that was to be pulled behind a slow moving aircraft, such as a helicopter. The probe employed a design that utilized the electromagnetic fields generated by distant lightning as a deeply penetrating ground energizing source. The system also had the ability to use low frequency magneto-telluric fields to achieve very deep penetrations of many thousands of feet. By combining the results of these tests with precise geo-location techniques, a three-dimensional map of the subsurface structure could be developed which would aid in the detection of certain subsurface deposits of valuable resources. While the Company was unable to gain control of this technology in 1999, confidential discussions during 2001 with the owner of this technology indicated that it may be available. The Company had re-initiated negotiations during 2001, but the Company has been largely unsuccessful in generating interest in the technology with various funding sources, and it therefore has abandoned its effort to gain control of the Barringer technology. Accordingly, the Company remains in this phase of its business plan.

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

Cash Requirements and Need for Additional Funds

As of March 31, 2002, the current cash on hand balance was $2,314. These funds will be directed towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

Management believes the current funds available to the Company will be sufficient for the continued search of technology for the next twelve months.

Contingencies for additional capital may arise should the cost to gain control of technology product or the development cost increase at which time the Company would likely look to raise additional capital, if necessary, via private financing, of which, may not be realized as anticipated.

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

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a) The Company filed a report on Form 8-K during the fiscal quarter ended March 31, 2002, announcing the 2:1 forward split of its shares, effective March 18, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: May 14, 2002             /s/ Ronald McIntire
                                        ----------------------
                                        Ronald McIntire
                                        President