Form 10QSB
period 2002-06-30
CYOKARAS CORP
filed 2002-08-15
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2002
                         Commission File Number 0-32327

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

As of June 30, 2002, the registrant had 9,520,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of June 30, 2001 and June 30, 2002.

         Income Statements for the three-month periods ended June 30, 2001 and 2001, and for the period from Inception (February 16, 1999) through June 30, 2002.

         Statements of Cash Flows for the three-month periods ended June 30, 2001 and 2002, and for the period from Inception (February 16, 1999) through June 30, 2002.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                              As of June 30, 2001 and 2002

                                           June 30,            June 30,
                                               2001                2002
                                          ---------            --------

ASSETS
Cash                                    $    18,420          $    2,190
Organization Costs                                0                   0
                                          ---------            --------

Total Assets                            $    18,420          $    2,190
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
4,760,000 and 9,520,000 Shares
Outstanding                             $    4,760           $    9,520
Paid In Capital In Excess of Par Value      17,120               12,360
(Deficit) Accumulated During Development
Stage                                       (3,460)             (19,690)
                                          --------             --------

Total Stockholders' Equity              $   18,420           $    2,190
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $   18,420           $    2,190
                                          ========             ========

See accompanying notes to financial statements.

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                     For the Three Months Ended June 30, 2001 and
                            June 30, 2002 and for the Period
                From Inception (February 16, 1999) through June 30, 2002

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                  June 30,      June 30,     June 30,
                                    2001          2002           2002
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                     548             24        19,690
                               -----------    -----------    ----------

Net Income (Loss)               $     (548)    $      (24)    $ (19,690)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  9,520,000      9,520,000

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                       For the Three Months Ended June 30, 2001 and
                              June 30, 2002 and for the Period
                 From Inception (February 16, 1999) through June 30, 2002

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                                June 30,        June 30,        June 30,
                                 2001            2002            2002
                             -----------     -----------      ----------

Net Income (Loss)             $     (548)     $      (24)      $ (19,690)
                             -----------     -----------      ----------
Net Cash Provided From (Used In)
Operating Activities                (548)            (24)        (19,690)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0          21,880
                             -----------    ------------     -----------
Net Increase (Decrease)
in Cash                             (548)            (24)          2,190

Cash at Beginning of Period       18,968           2,214               0
                             -----------    ------------     -----------

Cash at End of Period          $  18,420      $    2,190      $    2,190
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended June 30, 2002 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception. The Company has been unable to generate any additional capital or enough interest from other funding sources to pursue further the remote-sensing technology being offered (and discussed previously in Company filings) by Barringer GeoSystems, and is thus continuing its search for other technologies, for which to date it has been largely unsuccessful.

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

Cash Requirements and Need for Additional Funds

As of June 30, 2002, the current cash on hand balance was $2,190. These funds will be directed towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

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

        Cyokaras Corporation


        Dated: August 14, 2002             /s/ Ronald McIntire
                                           ----------------------
                                           Ronald McIntire
                                           President, Director