Form 10QSB
period 2002-09-30
CYOKARAS CORP
filed 2002-11-15
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2002
                         Commission File Number 0-32327

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

As of September 30, 2002, the registrant had 9,520,000 shares of common stock,
$.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of September 30, 2001 and September 30, 2002.

         Income Statements for the three-month periods ended September 30,
2001
         and 2001, and for the period from Inception (February 16, 1999) through September 30, 2002.

         Statements of Cash Flows for the three-month periods ended September 30, 2001 and 2002, and for the period from Inception (February 16, 1999) through September 30, 2002.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  Cyokaras Corporation
                              (A Development Stage Company)
                                Unaudited Balance Sheets
                            As of September 30, 2001 and 2002

                                       September 30,       September 30,
                                               2001                2002
                                          ---------            --------

ASSETS
Cash                                    $    18,396          $    2,136
Organization Costs                                0                   0
                                          ---------            --------

Total Assets                            $    18,396          $    2,136
                                          =========            ========

LIABILITIES
Accounts Payable                        $         0          $        0
                                          ---------            --------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
4,760,000 and 9,520,000 Shares
Outstanding                             $    4,760           $    9,520
Paid In Capital In Excess of Par Value      17,120               12,360
(Deficit) Accumulated During Development
Stage                                       (3,484)             (19,744)
                                          --------             --------

Total Stockholders' Equity              $   18,396           $    2,136
                                          --------             --------

Total Liabilities and Stockholders'
Equity                                  $   18,396           $    2,136
                                          ========             ========

See accompanying notes to financial statements.

                                  Cyokaras Corporation
                             (A Development Stage Company)
                              Unaudited Income Statements
                   For the Three Months Ended September 30, 2001 and
                          September 30, 2002 and for the Period
            From Inception (February 16, 1999) through September 30, 2002

                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                               September 30,  September 30,  September 30,
                                    2001          2002           2002
                               -----------    -----------    ----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                      24             24        19,744
                               -----------    -----------    ----------

Net Income (Loss)               $      (24)    $      (54)    $ (19,744)
                               ===========    ===========    ==========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)

Weighted Average Shares
Outstanding (1)                  9,520,000      9,520,000

See accompanying notes to financial statements.

                                     Cyokaras Corporation
                                (A Development Stage Company)
                                  Statements of Cash Flows
                     For the Three Months Ended September 30, 2001 and
                            September 30, 2002 and for the Period
              From Inception (February 16, 1999) through September 30, 2002

                             Three Months    Three Months      Inception
                                Ended           Ended           Through
                             September 30,   September 30,   September 30,
                                 2001            2002            2002
                             -----------     -----------      ----------

Net Income (Loss)             $      (24)    $      (54)      $  (19,744)
                             -----------     -----------      ----------
Net Cash Provided From (Used In)
Operating Activities                 (24)           (54)         (19,744)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0          21,880
                             -----------    ------------     -----------
Net Increase (Decrease)
in Cash                              (24)            (54)          2,136

Cash at Beginning of Period       18,420           2,190               0
                             -----------    ------------     -----------

Cash at End of Period          $  18,396      $    2,136      $    2,136
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended September 30, 2002 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception. The Company has been unable to generate any additional capital or enough interest from other funding sources to pursue further the remote-sensing technology being offered (and discussed previously in Company filings) by Barringer GeoSystems, and is thus continuing its search for other technologies, for which to date it has been largely unsuccessful.

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

Cash Requirements and Need for Additional Funds

As of September 30, 2002, the current cash on hand balance was $2,136. These funds will be directed towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

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

                  a) None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: November 14, 2002             /s/ Ronald McIntire
                                             ----------------------
                                             Ronald McIntire
                                             President, Director


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2002 of Cyokaras Corporation, a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Ronald McIntire, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Ronald McIntire
                                -------------------
                                    Ronald McIntire, Chairman and President
                                    November 14, 2002