Form 10KSB
period 2002-12-31
CYOKARAS CORP
filed 2003-05-15
CIK 1079990

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 000-32327

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,841,000.
(Based on the 5,260,000 voting shares held by non-affiliates as of April 30, 2002, at the then "bid" value of $0.35 per share).

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,230,000 shares, par value $0.001 per share, as of April 30, 2003.

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

The Company has filed its periodic and other reports with the SEC. To review any or all the Company's information, you should access the Company's complete filings at the SEC's web site (www.sec.gov).

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

The Company is headed up by its sole officer and director, Mr. Ronald McIntire, who owns a total of 3,970,000 shares (41.7%) of the Company's issued and outstanding common stock.

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

                Strategic Business Plan of Issuer

The Company was formed to exploit a strategic business plan (the "Plan") within the minerals exploration and remote sensing, and it, at present, remains in its development stage. The Plan, in summary, has a primary focus of exploiting the potential development and/or exploitation of new airborne sensor technology to be used in the search and remote sensing for natural resources and related deposits, such as precious minerals, oil and gas, and aquifers.

While the Company has continued to believe in the merits of its strategic business plan, the natural resource and related exploration marketplace has faced consistent challenges and conditions that have made it difficult to identify and pursue financially viable candidates for the Company to make a final determination on which related technology to commercially exploit in the pursuit of its strategic business plan. It is for that reason that the Company has yet developed or selected the resource exploration technology that will be used by it to further proceed with its business plan.

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

The Company's stock began trading in November of 2001. The shares have traded as high as $1.25 per share (in April 2002) and as low as $0.01 per share (in November 2001) through the period ended December 31, 2002, and have had the following low and high price per share, per quarter, as listed below:

Period                           High               Low
------                           ----               ---
4th Quarter - 2001              $0.50             $0.01
1st Quarter - 2002              $0.85             $0.50
2nd Quarter - 2002              $1.25             $0.65
3rd Quarter - 2002              $1.20             $0.55
4th Quarter - 2002              $1.05             $0.55

There were approximately 45 shareholders of record of the Company's common stock as of December 31, 2002.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's current cash balance is $2,112. Management believes the current cash balance will be sufficient to fund the current minimum level of operations into the second quarter of 2003 as it continues to pursue the acquisition, development, and/or the licensing of the rights to its technology that will be used in its planned exploration services to search for natural resources. Beyond this period of time, the Company may need to look to loans from its President, or other means, to fund its minimal ongoing costs, none of which have been offered by anyone nor are there any agreements in place with anyone to provide such funds.

However, in order to advance its business plan to the next phase, the Company will need to raise additional capital during the forthcoming twelve months. It is planning to do so through the sale of equity securities, debt, or some combination thereof, totaling approximately $1.25 million.

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

                      Results of Operations

There were no revenues from sales for the year ended December 31, 2002. The Company sustained a net loss of $8,909 for the period then ended for ongoing costs related to its development stage operations.

                 Liquidity and Capital Resources

As of December 31, 2002, the Company had $2,112 cash on hand or in the bank. Until such time as the Company is able to make its determination on which resource exploration technology to acquire, develop, or license the rights to, there will be no need for additional capital, since the sole officer is contributing his time and related expenses at no cost during this time.

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

If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank, which at present totals only $2,112, and/or funds loaned by the Officer and Director. The Officer/Director has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its intended business plan steps, and would, instead, delay all cash intensive activities.

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

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Stark Winter Schenkein & Co., LLP. They have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.




                        FINANCIAL STATEMENTS AND EXHIBITS.

                             Cyokaras Corporation
                         (A Development Stage Company)

                              Cyokaras Corporation
                                Table of Contents


Report of Independent Auditors (Current Year)

Report of Independent Auditors (Previous Years)

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements



                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Cyokaras Corporation

We have audited the accompanying balance sheet of Cyokaras Corporation (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyokaras Corporation (A Development Stage Company) as of December 31, 2002, and results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Stark Winter Schenkein & Co., LLP
------------------------------------

Denver, Colorado
April 7, 2003



                   PRIOR YEARS' INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Cyokaras Corporation:

I have audited the accompanying Balance Sheets of Cyokaras Corporation (a Nevada Corporation) as of December 31, 2001 and 2000, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2001 and 2000, and the period from February 16, 1999 (the date of inception) through December 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

                                      /s/ Merri Nickerson, CPA
                                      ------------------------

MERRI NICKERSON, CPA
Spokane, Washington
January 9, 2002

                           Cyokaras Corporation
                      (A Development Stage Company)
                              Balance Sheet
                            December 31, 2002

ASSETS

Current Assets:
  Cash                                                             $2,112
                                                                    =====
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                   $650
                                                                     ----
Stockholders' equity

  Common stock, $.001 par value,
    75,000,000 shares authorized,
    9,520,000 shares issued and outstanding                         9,520
  Additional paid in capital                                       14,360
   (Deficit) accumulated during the development stage             (22,418)
                                                                   ------
                                                                    1,462
                                                                   ------
                                                                   $2,112
                                                                   ======

          See the accompanying notes to the financial statements.



                            Cyokaras Corporation
                        (A Development Stage Company)
                          Statements of Operations
            For the Years Ended December 31, 2002 and 2001, and
   the Period From Inception (February 16, 1999) to December 31, 2002


                                        Year Ended   Year Ended  Inception to
                                       December 31, December 31, December 31,
                                           2002        2001          2002
                                        ----------   ----------   ----------
Revenue
                                        $       -    $       -    $       -
                                        ----------   ----------   ----------

Operating expenses:
  General and administrative expenses       8,909       10,621       22,418
                                        ----------   ----------   ----------

Net (loss)                              $  (8,909)   $ (10,621)   $ (22,418)
                                        ----------   ----------   ----------


Per share information- basic and fully diluted

Weighted average shares outstanding     9,520,000    9,120,000    7,637,446

Net (loss) per share                    $   (0.00)   $   (0.00)   $   (0.00)

          See the accompanying notes to the financial statements.




                             Cyokaras Corporation
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
     For the Period from Inception (February 16, 1999) to December 31, 2002

                                       Additional  (Deficit) Accumulated
                         Common Stock   Paid in        During the
                        Shares  Amount  Capital    Development Stage   Total
                       --------- -----     ------           ------    -------
Inception                    -  $    -  $       -       $        -  $      -

Shares issued to
  officer at inception 4,000,000 2,000     (2,000)               -         -
Shares issued for cash
  at $.0015 per share  1,920,000 1,920        960                -     2,880
Net (loss) for
  the period                   -     -          -           (1,622)   (1,622)
                       --------- -----     ------           ------    -------
Balance December 31,
  1999                 5,920,000 3,920     (1,040)          (1,622)    1,258

Shares issued for cash
  at $.0015 per share  2,000,000 2,000      1,000                -     3,000
Net (loss) for the year        -     -          -           (1,266)   (1,266)
                       --------- -----     ------           ------    -------
Balance December 31,
  2000                 7,920,000 5,920        (40)          (2,888)    2,992

Shares issued for cash
  at $.01 per share    1,600,000 1,600     14,400                -    16,000
Reclassification of
  paid in capital              - 2,000     (2,000)               -         -
Net (loss) for the year        -     -          -          (10,621)  (10,621)
                       --------- -----     ------           ------    -------
Balance December 31,
  2001                 9,520,000 9,520     12,360          (13,509)    8,371

Capital contribution
  of operating expenses        -     -      2,000                -     2,000
Net (loss) for the year        -     -          -           (8,909)   (8,909)
                       --------- -----     ------           ------    -------
Balance December 31,
  2002                 9,520,000$9,520    $14,360         $(22,418)   $1,462
                       --------- -----     ------           ------    -------


          See the accompanying notes to the financial statements.



                            Cyokaras Corporation
                        (A Development Stage Company)
                          Statements of Cash Flows
            For the Years Ended December 31, 2002 and 2001, and
     the Period From Inception (February 16, 1999) to December 31, 2002

                                        Year Ended   Year Ended  Inception to
                                       December 31, December 31, December 31,
                                           2002        2001          2002
                                        ----------   ----------   ----------
Cash flows from operating activities:
  Net (loss)                             $ (8,909)    $(10,621)    $(22,418)
  Adjustments to reconcile net (loss)
    to net cash (used in) operating
    activities:
      Non cash capital contribution         2,000            -        2,000
      Increase in accounts payable            650            -          650
                                        ----------   ----------   ----------
Net cash (used in) operating activities    (6,259)     (10,621)     (19,768)
                                        ----------   ----------   ----------
Cash flows from investing  activities:
Net cash provided by (used in)
  investing activities                          -            -            -
                                        ----------   ----------   ----------
Cash flows from financing activities:
  Common stock issued for cash                  -       16,000       21,880
                                        ----------   ----------   ----------
Net cash provided by
  financing activities                          -       16,000       21,880
                                        ----------   ----------   ----------

Net increase (decrease) in cash         $  (6,259)   $   5,379    $   2,112
                                        ----------   ----------   ----------

Beginning - cash balance                    8,371        2,992            -
                                        ----------   ----------   ----------

Ending - cash balance                   $   2,112    $   8,371    $   2,112
                                        ----------   ----------   ----------

Supplemental cash flow information:
  Cash paid for income taxes            $       -    $       -    $       -
  Cash paid for interest                $       -    $       -    $       -












                                Cyokaras Corporation
                           (A Development Stage Company)
                           Notes to Financial Statements
                                December 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on February 16, 1999 in the State of Nevada and is in the development stage. The Company intends to develop or acquire technology to use in the search for natural resource deposits such as minerals, oil and gas and water. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2002.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income(loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure- -an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. STOCKHOLDERS' (DEFICIT)

During March 2002 the Company affected a 2 for 1 forward stock split of its common shares. All share and per share amounts have been restated to give effect to this split.

At inception, the Company issued 4,000,000 shares of its common stock to an officer.

During 1999 the Company sold 1,920,000 shares of common stock for cash aggregating $2,880.

During 2000 the Company sold 2,000,000 shares of common stock for cash aggregating $3,000.

During 2001 the Company sold 1,600,000 shares of common stock for cash aggregating $16,000.

During the year ended December 31, 2002 an affiliate of the Company contributed an aggregate of $2,000 in services to the capital of the Company.

Note 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate           34 %
         Effect of operating losses           (34)%
                                               --

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $20,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2002. The difference between the net loss for income tax purposes and the amount recorded in the Company's books and records results from $2,000 in contributed services not being deducted for income tax purposes.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2002, the Company incurred a net loss of $22,418. In addition, the Company has no significant assets or revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 7, 2003, the Registrant changed accountants from Merri Nickerson, CPA to Stark Winter Schenkein & Co., LLP, 7535 East Hampden Ave., Suite 109, Denver, CO 80231.

The Company's previous certifying accountant, Merri Nickerson, CPA, elected not to stand for reappointment as the Company's independent accountant. The financial statements reported on by Merri Nickerson, CPA were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles from the Company's date of inception through the past two calendar years. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through April 7, 2003.

The Registrant did not consult with Stark Winter Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement, and has provided to Merri Nickerson, CPA, its former accountant, a copy of the disclosures contained in this Form 10KSB and the Registrant has requested a letter from Merri Nickerson, CPA, addressed to the Commission, confirming these statements made by the Registrant. A copy of such letter is attached hereto.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 2003 shareholders meeting, or at such a time as their successors shall be elected and qualified, are as follows:

The Company's Directors and Executive Officers are as follows:

Name/Address                  Position                        Age
-----------------------       ---------------------           ----

Ronald McIntire               President and Director           36
7310 West Links Ct.
Nine Mile Falls, WA  99206

Since graduating with honors from Seattle Pacific University in 1988 with his B.A. degree in Business Management - Entrepeneurship, Mr. McIntire has held increasingly responsible roles within Tall Tree Service where he is currently, and has been for the past seven years, the General Manager of this 30-person residential tree-service contractor.

In addition, Mr. McIntire has been the founder and President of one other company, which is closely-held and private. This Company is an internet-based listing service for homes "for sale by owners." It is presently in operation and under the control and ownership of Mr. McIntire and his wife. Mr. McIntire has also developed a natural fertilizer used to provide a controlled release system of specialized chemicals for fertilizing outdoor plants. This technology is held and used by Tall Tree Service, with Mr. McIntire retaining no further direct rights to the product.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock as of December 31, 2002:

Set forth below is a list of those individuals, including any group, known to be a beneficial owner of more than five percent of any class of the Company's voting securities:

            Name and               Amount and
            Address of             Nature of           Percent
Title of    Beneficial             Beneficial          of
 Class      Owner                  Owner               Class
---------   ---------------------  ----------------    -----
Common      Ronald McIntire        1,985,000 Shares    41.7%
            7310 West Links Court
            Nine Mile Falls, WA 99206

 All Officers and Directors        1,985,000 Shares    41.7%
   as a group (One Individual)

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

      (b)   Reports on Form 8-K

            The Company has filed no reports on Form 8-K during the quarter ended December 31, 2002, or related to that period.

Item 14. Controls and Procedures

Our Principal Executive Officer/Principal Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CYOKARAS CORPORATION

By: /s/ Ronald McIntire
        ------------------
        Ronald McIntire
        President, Chief Financial Officer

Date: May 12, 2003




                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cyokaras Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald McIntire, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

   (1)        I have reviewed the Report;

   (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

   (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

   (4)        I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
       b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

   (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

   (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003                 /s/ Ronald McIntire
                               -----------------
                               Ronald McIntire
                               President, Principal Financial and Accounting Officer, and Director

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED
                                 STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Cyokaras Corporation, a Nevada Corporation, (the "Company") hereby certifies to such officer's knowledge that:

The Annual Report on Form 10-KSB for the year ended December 31, 2002, (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2003                 /s/ Ronald McIntire
                               -----------------
                               Ronald McIntire
                               President, Principal Financial and Accounting Officer


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.

Exhibit 16
Letter from Merri Nickerson, CPA
--------------------------------

                      Merri Nickerson, CPA
                      Spokane, WA


April 7, 2003

Securities & Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549

Re: Cyokaras Corporation

Gentlemen:

Pursuant to the request of the above referenced Company, I affirm that:

    (1) I have read the Company's response to Item 4 of Form 8-K dated April 7, 2002; and

    (2)   I agree with the response.


Very Truly Yours,

/s/ Merri Nickerson, CPA