Form 10QSB
period 2003-03-31
CYOKARAS CORP
filed 2003-06-13
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended March 31, 2003
                       Commission File Number 0-32327

                              CYOKARAS CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                            91-1953719
               ------                            ----------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

                             7310 West Links Court
                           Nine Mile Falls, WA 99026
                           -------------------------
             (Address of Principal Executive Offices) (Zip Code)

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

As of March 31, 2003, the registrant had 9,520,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheet as of March 31, 2003.

         Income Statements for the three-months ended March 31, 2003 and 2002, and for the period from Inception (February 16, 1999) through March 31, 2003.

         Statements of Cash Flows for the three-months ended March 31, 2003 and 2002, and for the period from Inception (February 16, 1999) through March 31, 2003.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            Cyokaras Corporation
                      (A Development Stage Company)
                              Balance Sheet
                              March 31, 2003
                               (Unaudited)

ASSETS

Current Assets:
   Cash                                                 $    1,332
                                                        ----------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                     $    2,500
                                                        ----------
Stockholders' (Deficit):
   Common stock, $.001 par value,
    75,000,000 shares authorized,
    9,520,000 shares issued and outstanding                  9,520
   Additional paid in capital                               14,860
   (Deficit) accumulated during the development stage      (25,548)
                                                        ----------
                                                            (1,168)
                                                        ----------
                                                        $    1,332
                                                        ----------

        See the accompanying notes to the financial statements.

                            Cyokaras Corporation
                        (A Development Stage Company)
                          Statements of Operations
           For the Three Months Ended March 31, 2003 and 2002, and
       the Period From Inception (February 16, 1999) to March 31, 2003
                               (unaudited)

                                                               Inception to
                                         March 31,  March 31,  March 31,
                                           2003       2002         2003
                                         --------   --------     --------

Revenue                                  $      -   $      -     $      -
                                         --------   --------     --------

Operating expenses:
  General and administrative expenses       3,130      6,057       25,548
                                         --------   --------     --------

Net (loss)                               $ (3,130)  $ (6,057)    $(25,548)
                                         --------   --------     --------

Per share information-
  basic and fully diluted

Weighted average shares outstanding     9,520,000  9,520,000    7,748,184
                                         --------   --------     --------
Net (loss) per share                     $  (0.00)  $  (0.00)    $  (0.00)
                                         --------   --------     --------


        See the accompanying notes to the financial statements.

                        Cyokaras Corporation
                    (A Development Stage Company)
                       Statements of Cash Flows
      For the Three Months Ended March 31, 2003 and 2002, and the Period From Inception (February 16, 1999) to March 31, 2003
                            (unaudited)

                                                               Inception to
                                         March 31,  March 31,  March 31,
                                            2003       2002        2003
                                         --------   --------     --------
Cash flows from operating activities:
Net (loss)                               $ (3,130)  $ (6,057)    $(25,548)
  Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
    Non cash capital contribution             500          -        2,500
  Increase in accounts payable              1,850          -        2,500
                                         --------   --------     --------
Net cash (used in) operating activities      (780)    (6,057)     (20,548)
                                         --------   --------     --------
Cash flows from investing activities:
  Net cash provided by (used in)
  investing activities                          -          -            -
                                         --------   --------     --------
Cash flows from financing activities:
 Common stock issued for cash                   -          -       21,880
                                         --------   --------     --------
Net cash provided by financing activities       -          -       21,880

Net increase (decrease) in cash              (780)    (6,057)       1,332
                                         --------   --------     --------
Beginning - cash balance                    2,112      8,371            -
                                         --------   --------     --------
Ending - cash balance                    $  1,332   $  2,314     $  1,332
                                         --------   --------     --------

Supplemental cash flow information:
  Cash paid for income taxes             $      -   $      -     $      -
  Cash paid for interest                 $      -   $      -     $      -


        See the accompanying notes to the financial statements.

                           Cyokaras Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements
                             March 31, 2003
                               (Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2002 and the two years then ended, and the period from inception to December 31, 2002, including notes thereto included in Form 10-KSB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3) Stockholders' (Deficit)

During the three months ended March 31, 2003 shareholders of the Company contributed services aggregating $500 to the capital of the Company.

(4) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 and the period from inception to March 31, 2003, the Company incurred a net losses of $3,130 and $25,548 and has a working capital deficit of $1,168 at March 31, 2003. In addition, the Company has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended March 31, 2003 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception. The Company remains unable to generate any additional capital or enough interest from other funding sources to pursue further the remote-sensing technology being offered (and discussed previously in Company filings), and is thus continuing its search for other sensing technologies, for which to date it has been largely unsuccessful.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company has broken its plan of operation into four fairly distinct phases or stages. In phase one, after primary capitalization, the Company will engage in the pursuit, via the acquisition, development, and/or the licensing rights, of technology that will provide it with the ability to market its planned exploration services to search for certain natural resources. It is also likely that during this stage, the Company will have the need for additional capitalization in order to consummate a transaction to get control of its technology.

For the better part of the year 1999, the Company worked to obtain the rights to use a remote sensing technology that consisted of a low-altitude sensing probe that was to be pulled behind a slow moving aircraft, such as a helicopter. The probe employed a design that utilized the electromagnetic fields generated by distant lightning as a deeply penetrating ground energizing source. The system also had the ability to use low frequency magneto-telluric fields to achieve very deep penetrations of many thousands of feet. By combining the results of these tests with precise geo-location techniques, a three-dimensional map of the subsurface structure could be developed which would aid in the detection of certain subsurface deposits of valuable resources. While the Company was unable to gain control of this technology in 1999, confidential discussions during 2001 with the owner of this technology indicated that it may be available. The Company re-initiated negotiations during 2001, but the Company has been largely unsuccessful in generating interest in this technology with various funding sources. As a result, it therefore has abandoned its effort to gain control of this technology. Accordingly, the Company remains in this phase of its business plan as it continues to explore other sensing technologies.

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

Cash Requirements and Need for Additional Funds

As of March 31, 2003, the current cash on hand balance was $1,332. These funds will be directed towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

Management believes the current funds available to the Company will not be sufficient for the continued search of technology and ongoing operational costs of the Company beyond the next few months. Therefore, it will be necessary to find additional funds either through loans from the principal or through private funding from the sale of stock, neither of which has been discussed with anyone, nor are there any agreements in place or contemplated at this time. If the Company is unsuccessful in obtaining additional funding, it will most likely find itself unable to continue in any capacity.

Contingencies for additional capital may arise should the cost to ultimately gain control of technology product or the development cost increase at which time the Company would likely look to raise additional capital, if necessary, via private financing, of which, may not be realized as anticipated.

Product Research and Development

Once the Company makes its determination on which technology to pursue and has gained control of it, there will likely be a certain amount of research and development that will take place. Until such time, however, it is impossible and impractical to make estimates of how much it will cost or to what extent the efforts will entail.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

There are no employees of the Company, excluding the current President of the corporation and no changes are anticipated in the next twelve months.

Item 3. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a) On April 2, 2003, the Company's Board of Directors
                     elected to change its certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokaras Corporation


        Dated: June 12, 2003                 /s/ Ronald McIntire
                                             ----------------------
                                             Ronald McIntire
                                             President, Director

                                  CERTIFICATION
                                  -------------

I, Ronald McIntire, certify that:

1. I have reviewed this annual report on Form 10-QSB of Cyokaras Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

/s/ Ronald McIntire
-------------------
Ronald McIntire - President & Chief Executive Officer

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2003 of Cyokaras Corporation, a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Ronald McIntire, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Ronald McIntire
                                -------------------
                                    Ronald McIntire, Chairman and President
                                    June 12, 2003