Form 10QSB
period 2003-06-30
CYOKONOS CORP
filed 2003-08-14
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended June 30, 2003
                       Commission File Number 0-32327

                              CYOKONOS CORPORATION
                   (formerly known as Cyokaras Corporation)
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

As of June 30, 2003, the registrant had 9,230,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheet as of June 30, 2003.

         Income Statements for the three-months and six-months ended June 30, 2003 and 2002, and for the period from Inception (February 16, 1999) through June 30, 2003.

         Statements of Cash Flows for the six-months ended June 30, 2003 and 2002, and for the period from Inception (February 16, 1999) through June 30, 2003.

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Controls and Procedures

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         Cyokonos Corporation
                     (A Development Stage Company)
                           Balance Sheet
                           June 30, 2003
                            (Unaudited)

ASSETS

Current Assets:
      Cash                                                        $     58
                                                                   =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable - affiliate                                    $  2,000
                                                                   -------

Stockholders' (Deficit):
   Common stock, $.001 par value,
    75,000,000 shares authorized,
    9,230,000 shares issued and outstanding                         9,230
   Additional paid in capital                                      15,650
   (Deficit) accumulated during the development stage             (26,822)
                                                                  -------
                                                                   (1,942)
                                                                  -------

                                                                 $     58
                                                                  =======


          See the accompanying notes to the financial statements.

                              Cyokonos Corporation
                          (A Development Stage Company)
                            Statements of Operations
               For the Three Months and Six Months Ended June 30, 2003
            and 2002, and the Period From Inception (February 16, 1999) to
                                 June 30, 2003
                                  (Unaudited)

                                                              Inception to
                           Three Months      Six Months         June 30,
                          2003      2002   2003      2002          2003
                          -------  ------  -------   ------     -------

Revenue                  $      - $     - $      - $      -   $       -
                          -------  ------  -------   ------     -------
Operating expenses:
  General and
    administrative
    expenses                1,274     524    4,404    7,182      26,822
                          -------  ------  -------   ------     -------
Net (loss)               $ (1,274)$  (524) $(4,404) $(7,182)   $(26,822)
                          =======  ======   ======   ======      ======

Per share information-
  basic and fully diluted

Weighted average
  shares outstanding   9,230,000 9,520,000 9,230,000 9,520,000 7,748,184
                       ========= ========= ========= ========= =========

Net (loss) per share     $  (0.00) $(0.00) $ (0.00) $ (0.00)   $   (0.00)
                          =======   =====    ======   ======      ======


          See the accompanying notes to the financial statements.

                            Cyokonos Corporation
                        (A Development Stage Company)
                          Statements of Cash Flows
            For the Six Months Ended June 30, 2003 and 2002, and
        the Period From Inception (February 16, 1999) to June 30, 2003
                                (Unaudited)

                                                               Inception to
                                     June 30,     June 30,       June 30,
                                        2003         2002           2003
                                     -------      -------        -------
Cash flows from operating activities:
Net (loss)                         $  (4,404)   $  (7,182)    $  (26,822)
  Adjustments to reconcile net (loss)
  to net cash(used in) operating
  activities:
  Non cash capital contribution        1,000        1,000          3,000
  Increase in accounts
    payable - affiliate                2,000            -          2,000
  Increase (decrease) in
    accounts payable                    (650)           -              -
                                     -------      -------        -------
Net cash (used in) operating
  activities                          (2,054)      (6,182)       (21,822)
                                     -------      -------        -------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                     -            -              -
                                     -------      -------        -------
Cash flows from financing activities:
 Common stock issued for cash              -            -         21,880
                                     -------      -------        -------
Net cash provided by financing
  Activities                               -            -         21,880
                                     -------      -------        -------
Net increase (decrease) in cash       (2,054)      (6,182)            58

Beginning - cash balance               2,112        8,371              -
                                     -------      -------        -------

Ending - cash balance                 $   58      $ 2,189       $     58
                                     =======      =======        =======

Supplemental cash flow information:
  Cash paid for income taxes          $    -      $     -       $      -
                                     =======      =======        =======
  Cash paid for interest              $    -      $     -       $      -
                                     =======      =======        =======


          See the accompanying notes to the financial statements.

                              Cyokonos Corporation
                          (A Development Stage Company)
                           Notes to Financial Statements
                                 June 30, 2003
                                 (Unaudited)

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

(3) Stockholders' (Deficit)

During the three months ended June 30, 2003 shareholders of the Company contributed services aggregating $1,000 to the capital of the Company.

During January a shareholder returned 290,000 shares of the Company's common stock for no consideration. These shares were cancelled.

(4) Related Party Transactions

During May 2003 an affiliate of the Company paid an aggregate of $2,000 of expenses on behalf of the Company.

(5) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003 and the period from inception to June 30, 2003, the Company incurred a net losses of $4,404 and $26,822 and has a working capital deficit of $1,942 at June 30, 2003. In addition, the Company has no revenue generating operations.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended June 30, 2003 focused primarily on continuing activities to develop and expand the Company's business plan. There have been no operating revenues since inception. The Company remains unable to generate any additional capital or enough interest from other funding sources to pursue further the remote-sensing technology being offered (and discussed previously in Company filings), and is thus continuing its search for other sensing technologies, for which to date it has been largely unsuccessful.

During July, 2003, the Company entered into a Letter of Intent agreement with E.P.O.D. International Inc. which sets forth preliminary information with respect to the desire of E.P.O.D. to be acquired by a wholly-owned subsidiary (yet to be formed) of the Company in exchange for 12.3 million shares of the Company. E.P.O.D. owns the world-wide rights to certain technology that reportedly improves the efficiency of electrical power usage.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

It should be noted that the Company has put its existing business plan (as set forth below) on hold while it pursues the proposed acquisition of E.P.O.D. (see above).

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

Cash Requirements and Need for Additional Funds

As of June 30, 2003, the current cash on hand balance was $58. These funds will be directed first towards its proposed acquisition of E.P.O.D., and if unable to pursue that proposal, then towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next few months. Therefore, it will be necessary to find additional funds either through loans from the principal/affiliates, or through private funding from the sale of stock, neither of which has been discussed with anyone, nor are there any agreements in place or contemplated at this time. If the Company is unsuccessful in obtaining additional funding, it will most likely find itself unable to continue in any capacity.

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

PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4. During the quarter ended June 30, 2003, the Company took a Majority Consent in lieu of a meeting of its shareholders to change its name from Cyokaras Corporation to Cyokonos Corporation. Please see the Company's PRE14C and DEF14C SEC filings, for more information.

ITEM 5. Information required in lieu of Form 8-K: Please see Name Change information as set forth in Item 4 above.

ITEM 6.      Exhibits and Reports on 8-K:

                  a) On July 1 and July 22, 2003, the Company filed Reports
                     PRE14C and DEF14C, respectively, with respect to the change of its name.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokonos Corporation


        Dated: August 12, 2003               /s/ Ronald McIntire
                                             ----------------------
                                             Ronald McIntire
                                             President, Director

                                  CERTIFICATION
                                  -------------

I, Ronald McIntire, certify that:

1. I have reviewed this annual report on Form 10-QSB of Cyokonos Corporation;

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

Date: August 12, 2003

/s/ Ronald McIntire
-------------------
Ronald McIntire - President & Chief Executive Officer

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2003 of Cyokonos Corporation, a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Ronald McIntire, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Ronald McIntire
                                -------------------
                                    Ronald McIntire, Chairman and President
                                    August 12, 2003