Form 10QSB
period 2003-09-30
CYOKONOS CORP
filed 2003-10-27
CIK 1079990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For Period ended September 30, 2003
                       Commission File Number 0-32327

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

As of September 30, 2003, the registrant had 9,230,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheet as of September 30, 2003.

         Statements of Operations for the three-months and nine-months ended September 30, 2003 and 2002, and for the period from Inception (February 16, 1999) through September 30, 2003.

         Statements of Cash Flows for the nine-months ended September 30, 2003 and 2002, and for the period from Inception (February 16, 1999) through September 30, 2003.

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

         Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           Cyokonos Corporation
                      (A Development Stage Company)
                             Balance Sheet
                          September 30, 2003
                             (Unaudited)

ASSETS

Current Assets:
  Cash                                                  $      109
                                                           =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                      $      750
  Accounts payable - affiliate                               2,075
                                                           -------
                                                             2,825
                                                           -------
Stockholders' (Deficit):
   Common stock, $.001 par value,
    75,000,000 shares authorized,
    9,230,000 shares issued and outstanding                  9,230
   Additional paid in capital                               16,150
   (Deficit) accumulated during the development stage      (28,096)
                                                           -------
                                                            (2,716)
                                                           -------

                                                        $      109
                                                           =======

      See the accompanying notes to the financial statements.

                             Cyokonos Corporation
                        (A Development Stage Company)
                          Statements of Operations
 For the Three Months and Nine Months Ended September 30, 2003 and 2002, and
      the Period From Inception (February 16, 1999) to September 30, 2003
                                (Unaudited)

                                                              Inception to
                           Three Months      Nine Months      September 30,
                          2003      2002   2003      2002          2003
                          -------  ------  -------   ------     -------

Revenue                   $     -  $    -  $     -   $    -     $     -

Operating expenses:
  General and
  administrative expenses   1,274     524    5,678    7,706      28,096
                          -------  ------  -------   ------     -------

Net (loss)                $(1,274) $ (524) $(5,678)  $(7,706)  $(28,096)
                          =======  ======  =======   =======   ========
Per share information-
  basic and fully diluted

Weighted average
  shares outstanding    9,230,000 9,520,000 9,230,000 9,520,000 7,888,900

Net (loss)
  per share               $ (0.00) $ (0.00) $ (0.00) $ (0.00)  $ (0.00)


      See the accompanying notes to the financial statements.

                            Cyokonos Corporation
                        (A Development Stage Company)
                          Statements of Cash Flows
        For the Nine Months Ended September 30, 2003 and 2002, and
    the Period From Inception (February 16, 1999) to September 30, 2003
                                (Unaudited)

                                                               Inception to
                                 September 30,  September 30,  September 30,
                                     2003           2002           2003
                                 ------------   ------------   ------------
Cash flows from operating activities:
Net (loss)                       $    (5,678)   $    (7,706)   $   (28,096)
  Adjustments to reconcile net
 (loss) to net cash (used in)
  operating activities:
    Non cash capital contribution      1,500          1,500          3,500
  Increase in accounts payable -
    affiliate                          2,075              -          2,075
  Increase in
    accounts payable                     100              -            750
                                 ------------   ------------   ------------
Net cash (used in) operating
  activities                          (2,003)        (6,206)       (21,771)
                                 ------------   ------------   ------------

Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                     -              -              -
                                 ------------   ------------   ------------

Cash flows from financing activities:
 Common stock issued for cash              -              -         21,880
                                 ------------   ------------   ------------
Net cash provided by financing
activities                                 -              -         21,880
                                 ------------   ------------   ------------

Net increase (decrease) in cash       (2,003)        (6,206)           109

Beginning - cash balance               2,112          8,371              -
                                 ------------   ------------   ------------

Ending - cash balance            $       109    $     2,165    $       109
                                 ============   ============   ============

Supplemental cash flow information:
  Cash paid for income taxes     $         -    $         -    $         -
                                 ============   ============   ============
  Cash paid for interest         $         -    $         -    $         -
                                 ============   ============   ============

      See the accompanying notes to the financial statements.

                            Cyokonos Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2003
                              (Unaudited)

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

(3) Stockholders' (Deficit)

During the nine months ended September 30, 2003 shareholders of the Company contributed services aggregating $1,500 to the capital of the Company.

During January a shareholder returned 290,000 shares of the Company's common stock for no consideration. These shares were cancelled.

(4) Related Party Transactions

During May 2003 an affiliate of the Company paid an aggregate of $2,000 of expenses on behalf of the Company. During August 2003 an affiliate advanced $75 to the Company.

(5) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2003 and the period from inception to September 30, 2003, the Company incurred a net losses of $5,678 and $28,096 and has working capital and stockholder deficits of $2,716 at September 30, 2003. In addition, the Company has no revenue generating operations.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The quarter ended September 30, 2003 focused primarily on the continuing discussions with E.P.O.D. with respect to the desire of E.P.O.D. to be acquired by a wholly-owned subsidiary (yet to be formed) of the Company in exchange for 12.3 million shares of the Company. E.P.O.D. owns the world-wide rights to certain technology that reportedly improves the efficiency of electrical power usage.

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

Cash Requirements and Need for Additional Funds

As of September 30, 2003, the current cash on hand balance was $109. These funds will be directed first towards its proposed acquisition of E.P.O.D., and if unable to pursue that proposal, then towards basic working capital and the capital requirements to continue the Company's search for and/or the development, acquisition, and/or licensing of the Company's technology to be used in completion of its business strategy.

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

ITEM 5.      Not applicable.

ITEM 6.      Exhibits and Reports on 8-K:

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cyokonos Corporation


        Dated: October 24, 2003              /s/ Ronald McIntire
                                             ----------------------
                                             Ronald McIntire
                                             President, Director

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

Date: October 24, 2003

/s/ Ronald McIntire
-------------------
Ronald McIntire - President & Chief Executive Officer

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003 of Cyokonos Corporation, a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Ronald McIntire, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Ronald McIntire
                                -------------------
                                    Ronald McIntire, Chairman and President
                                    October 24, 2003