Form 10KSB
period 2003-12-31
CYOKONOS CORP
filed 2004-03-30
CIK 1079990

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the fiscal year ended December 31, 2003, or

[ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File No.0-32327


                          CYOKONOS CORPORATION
               (formerly known as Cyokaras Corporation)
            (Name of Small Business Issuer in its charter)

         Nevada                                           91-1953719
(State of Incorporation)                            (IRS Employer ID. No.)

  2223 Hayman Road, Kelowna, British Columbia, Canada      V1Z 1Z6
      (Address of Principal Executive Offices)            (Zip Code)

    Issuer's telephone number, including area code: (250) 769-0130

      Securities registered under Section 12(b) of the Exchange Act:

      Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, par value $0.001 per share
                             (Title of Class)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

   The issuer's revenues for its most recent fiscal year were $0.

   The aggregate market value of the common equity held by non-affiliates (for the purposes of this calculation only, directors, executive officers and principle controlling shareholders of the registrant are deemed to be affiliates of the registrant) computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on March 29, 2004, was $2,928,000.

   As of March 24, 2004 there were 27,230,000 shares of common stock outstanding and no other outstanding classes of a common equity security.

   Transitional Small Business Disclosure Format (check one):Yes   No[x]


                        FORWARD-LOOKING STATEMENTS

   This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Cyokonos Corporation that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; the success of our technology; relationships with and events affecting third parties; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

   Cyokonos Corporation (the "Company") was incorporated as a Nevada corporation on February 16, 1999, for the initial purpose of developing and/or exploiting a strategic business plan within the area of minerals exploration and remote sensing. The business plan, in summary, had a primary focus of exploiting the potential development of new airborne sensor technology to be used in the search and remote sensing for natural resources and related deposits, such as precious minerals, oil and gas, and aquifers.

   For the fiscal year ending December 31, 2003, the Company was headed up by its sole officer and director, Mr. Ronald McIntire. Through the fiscal year ending December 31, 2003, the Company has not commenced any commercial operations or material operating activities and had no revenues or income from the date of inception through the end of this fiscal year. As of December 31, 2003, the Company had no full-time employees and owned no real estate.

   On November 5, 2003, the Board of Directors of the Company approved the acquisition of EPOD International Inc. ("EPOD") a privately held company organized under the laws of the Bahamas ("Acquisition"). EPOD owns the worldwide rights to certain patent-pending technology that reportedly improves the efficiency of electrical power usage. The Acquisition was completed pursuant to an Exchange Agreement executed on January 13, 2004, with the issuance of 18,000,000 common shares of Cyokonos, at a par value of $.001 per share, to the shareholders of EPOD.

   Due to the Acquisition and the issuance of 18,000,000 common shares, the new shareholders of Cyokonos (former shareholders of EPOD) have majority voting control of Cyokonos and the Cyokonos has ceased its current business plan and adopted the business plan of EPOD.

BUSINESS OF THE COMPANY

   Cyokonos Corporation is a development stage Company. With the January 13, 2004 Acquisition, the Company's goal is to now become an international force in the production, licensing and sales of innovative, energy management, electronic technology. Careful, synergetic partnerships and outside investment will be directed towards fulfilling this mission. The Company is in development of certain patent-pending electrical technology that it is calling the "Energy Pod," which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod reportedly manages and manipulates electrical energy. The net result is that utilization of DC electrical power becomes significantly more efficient. Laboratory tests have shown increased efficiency in the order of 20-30% depending on the load and source. There have been some preliminary results on tests with AC power.

   The technology relies on a patent-pending form of energy management where electrical energy potential is created whenever energy is consumed or produced. The technology itself can sit in a "black box" or integrated circuit chip. One model tested for electric bicycles and scooters is about the size of a credit card. The Company is also developing other innovative products, with synergetic technologies, such as laptop computer batteries. However, the Company currently does not have a marketable product.

   The Company, over the next year, anticipates that it will raise financing through equity and certain government grant opportunities and tax advantages. The emphasis will be on focused research and development and marketing to produce Energy Pod related products with the potential to maximize revenue and time to market. Manufacturing of the final product can be done in house or contracted out. Infrastructure will be kept to a minimum with focused budgets.

   The Company's principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. The Company is authorized to issue up to 75,000,000 common shares, par value $0.001.

MARKET

   Preliminary market studies have been based on certain products with a strong emphasis on electric vehicles and particularly electrical bicycles. This area is where the current research and development is complete with miniaturization, costing and independent engineering verification. Time to market is based on the duration of independent testing and tool up to production. The Company believes that there is a large market in retrofitting several types of battery-powered vehicles and other sources. However, anywhere a DC power source is utilized could be a potential market for the Company's technology.

EMPLOYEES

  The Company had 0 employees as of December 31, 2003.

RISK FACTORS

   The Company faces a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Additional risks and uncertainties not presently known to the Company or that are currently deemed to be immaterial may also impair the Company's business operations. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We May Be Unable To Meet Our Future Capital Requirements.

   We may require additional capital to finance expansion or growth at levels greater than our current business plan. Because of the uncertainties in raising additional capital, there can be no assurance that we will be able to obtain the necessary capital to finance our growth initiatives. Insufficient capital will require us to delay or scale back our proposed development activities.

We Have A Limited Operating History.

        We commenced operations in November 1999 and adopted our current business plan in January 2004. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operating losses.

We Depend On Key Personnel To Maintain Our Success.

   Our success depends substantially on the continued services of our directors, executive officers and key employees, in particular Michael Matvieshen, L. Mark Roseborough and certain other executive officers. The loss of the services of any of our key executive officers or key employees could harm our business. None of our key executive officers or key employees currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will remain employed by us or that these persons will not participate in businesses that compete with us in the future.

Our Products May Not Have Marketable Value.

   We do not currently have a marketable product and the new and advanced products that we are developing are not fully tested and therefore, there is no guarantee of a marketable product.

Proprietary Technology.

   Our business plan is based on proprietary and patent-pending technology. There is no guarantee that patents will be granted and we face risk of claims that we have infringed third parties intellectual property rights. These may result in costly litigation or the invalidation of property rights on which we depend.

Technological Change.

   The market for products and services in the electrical technology industry is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or services obsolete. Our keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain customers and markets.

United States Participation in a War or Military or Other Actions; Terrorism.

   Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in 1) delays or cancellations of customer orders, 2) a general decrease in consumer spending on certain technology, 3) our inability to effectively market and distribute our products, or 4) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long term commercial disruptions or if such involvement or responses will have any long term material adverse effect on our business, results of operations, or financial condition.

We May Issue Shares Of Common Stock In The Future.

   Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company owns no property. Its office space is provided at no charge by the President of the Company, Mr. L. Mark Roseborough. This office arrangement is considered adequate for current and short-term operations of the Company. If, and when, the Company's future plans require additional space as its development and strategic business plan proceeds, the Company could be easily relocated to another location in the immediate area at competitive rents.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There have been no matters submitted to the security holders for a vote through the fiscal year ended December 31, 2003.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market for Common Stock

   The Company's common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "CYOK" since November 2001. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

   Quarter Ended                             High       Low
   -------------                            -----      ----
   December 31, 2001                       $ 0.50    $ 0.01
   March 31, 2002                          $ 0.85    $ 0.50
   June 30, 2002                           $ 1.25    $ 0.65
   September 30, 2002                      $ 1.20    $ 0.55
   December 31, 2002                       $ 1.05    $ 0.55
   March 31, 2003                          $ 0.00    $ 0.00
   June 30, 2003                           $ 0.00    $ 0.00
   September 30, 2003                      $ 0.00    $ 0.00
   December 31, 2003                       $ 0.99    $ 0.40

"Penny Stock" Rules

   The Company's common stock is a "penny stock" which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or NASDAQ, its bid price is below $5.00 per share, has net tangible assets of less than $5,000,000, and average annual revenue has not exceeded $6,000,000 in the past three years.

   As a result, broker-dealers must comply with additional sales practices requirements. Broker-dealers must determine that the investment is suitable for the buyer and receive the buyer's written agreement to the transaction before they can sell the Company's common stock to buyers who are not the broker-dealer's established customers or institutional accredited investors. In addition, broker-dealers must deliver to the buyer before the transaction a disclosure schedule which explains the penny stock market and its risks, discloses the commissions to be paid to the broker-dealer, discloses the stock's bid and offer quotations, and discloses if the broker-dealer is the sole market maker in the stock.

B. Holders of Record

   As of March 29, 2004, the Company had 48 holders of record of its shares of common stock, excluding shares held by broker-dealers, with an approximate total of 50 shareholders.

C. Dividends

     The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on in the foreseeable future. Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. There are no restrictions on the payment of dividends.

D. Securities Authorized for Issuance under Equity Compensation Plans

                  EQUITY COMPENSATION PLAN INFORMATION
                           (December 31, 2003)

                     # of Securities   Weighted-Average   # of Securities
                     to be issued      exercise price of  remaining available
                     upon exercise of  outstanding        for future issuance
                     outstanding       options, warrants  under equity
                     options warrants  and rights         compensation
Plan Category        and rights                           plans
-------------        ----------------  -----------------  -------------------
Equity compensation
plans approved by
security holders        (1)               $0.00             0

Equity compensation
plans not approved
by security holders     (1)               $0.00             0

-------------------

(1) The Company does not currently have any approved or non-approved equity compensation plans.

E. Unregistered Securities Sales (Not Previously Disclosed)

Common Stock

   There were no sales or issuances of these securities during the fiscal year ended December 31, 2003. All other unregistered common stock issuances for this fiscal year have been previously disclosed in the Company's disclosures on Forms 10-QSB.

Warrants

   There were no sales or issuances of these securities during the fiscal year ended December 31, 2003.

Options

   There were no issuances of options to purchase unregistered common stock during the fiscal year ended December 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated in the forward-looking statements.

Overview

   Cyokonos Corporation (the "Company") was incorporated as a Nevada corporation on February 16, 1999, for the initial purpose of developing and/or exploiting a strategic business plan within the area of minerals exploration and remote sensing. The business plan, in summary, had a primary focus of exploiting the potential development of new airborne sensor technology to be used in the search and remote sensing for natural resources and related deposits, such as precious minerals, oil and gas, and aquifers.

   For the fiscal year ending December 31, 2003, the Company was headed up by its sole officer and director, Mr. Ronald McIntire. Through the fiscal year ending December 31, 2003, the Company has not commenced any commercial operations or material operating activities and had no revenues or income from the date of inception through the end of this fiscal year. As of December 31, 2003, the Company had no full-time employees and owned no real estate.

   On November 5, 2003, the Board of Directors of the Company approved the acquisition of EPOD International Inc. ("EPOD") a privately held company organized under the laws of the Bahamas ("Acquisition"). EPOD owns the worldwide rights to certain patent-pending technology that reportedly improves the efficiency of electrical power usage. The Acquisition was completed pursuant to an Exchange Agreement executed on January 13, 2004 through the issuance of 18,000,000 common shares of Cyokonos at a par value of $.001 per share to the shareholders of EPOD and a cancellation of 3,950,000 common shares held by Ronald McIntire. At that time, Mr. Michael Matvieshen, President and Founder of EPOD, was elected President of Cyokonos and appointed to the Board of Directors.

   As of January 13, 2004, due to the Acquisition and the issuance of 18,000,000 common shares, the new shareholders of Cyokonos (former shareholders of EPOD) have majority voting control of Cyokonos, which ceased its business plan and adopted the business plan of EPOD. On January 21, 2004, at a Special Meeting of Shareholders, Mr. L. Mark Roseborough, Mr. Peter Lacey, Mr. Peter Hipp and Mr. Hans Schroth were elected to serve on the Board of Directors. Mr. Ronald McIntire resigned effective January 21, 2004.

Overview of Operations

   Cyokonos Corporation is a development stage Company. As of January 13, 2004, the Company's goal is to become an international force in the production, licensing and sales of innovative, energy management, electronic technology. Careful, synergetic partnerships and outside investment will be directed towards fulfilling this mission. The Company is in development of certain patent-pending electrical technology that it is calling the "Energy Pod," which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod reportedly manages and manipulates electrical energy. The net result is that utilization of DC electrical power becomes significantly more efficient. Laboratory tests have shown efficiency in the order of 20-30% depending on the load and source. There have been some preliminary results on tests with AC power. Other innovative technologies and products are being tested on such things as laptop computer batteries.

   The technology relies on a patent-pending form of energy management where electrical energy potential is created whenever energy is consumed or produced. The technology itself can sit in a "black box" or integrated circuit chip. One model tested for electric bicycles and scooters is about the size of a credit card. The Company is also developing other innovative products, with synergetic technologies, such as laptop computer batteries. However, the Company currently does not have a marketable product.

   Preliminary market studies have been based on certain products with a strong emphasis on electric vehicles and particularly electrical bicycles. This area is where the current research and development is complete with miniaturization, costing and independent engineering verification. Time to market is based on the duration of independent testing and tool up to production. The Company believes that there is a large market in retrofitting several types of battery-powered vehicles and other sources. However, anywhere a DC power source is utilized could be a potential market for the Company's technology.

   The Company continues to pursue financing through several different sources with moderate success to date. The Company is also pursuing certain government grant opportunities and tax advantages. These financing efforts have allowed the Company to continue to operate. Recent discussions with certain current and potential investors are promising, which, if consummated, should allow the Company to pursue its marketing plan more aggressively. The emphasis will be on focused research and development and marketing to produce products with the potential to maximize revenue and time to market. Manufacturing of the final product can be done in house or contracted out. Infrastructure will be kept to a minimum with focused budgets.

   Its principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. The Company is authorized to issue up to 75,000,000 common shares, par value $0.001.

Critical Accounting Policies and Estimates

   Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

(a) Revenue Recognition

   Although the Company currently has no revenues, it will recognize revenue when services are provided or products are shipped.

(b) Inventories

   Inventories are stated at the lower of cost or market under the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

(c) Financial Instruments

   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

   There were no revenues from sales for the year ended December 31, 2003, as there were no revenues from sales for the year ending December 31, 2002. The Company sustained a net loss of $6,452 for the period ended December 31, 2003, compared to a net loss of $8,909 for the period ending December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

   Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended December 31, 2003 and 2002, we recorded a net loss of $6,542 and $8,909, respectively. In addition, we had negative cash flows from operating activities of $2,027 during the year ended December 31, 2003. At December 31, 2003, we had an accumulated deficit of $21,795.

   As of December 31, 2003, the Company had $85 cash on hand or in the bank and current liabilities of $3,075. The Company has been and will continue to pursue opportunities to raise additional financing through private placements of both equity and debt securities, and government grants to fund future growth, however, there is no assurance that it will be successful in these discussions. Should the Company be unable to raise additional financing, it cannot assure that it would be able to maintain operations.

OUTLOOK

   The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2003, the Company incurred a net loss of $28,870. In addition, the Company has no significant assets, working capital and stockholder deficits and no revenue generating operations. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

   The Company's current cash balance as of December 31, 2003 was $85.00. In order to advance its business plan to the next phase, the Company will need to raise additional capital during the forthcoming months. The Company continues to pursue financing through several different sources with moderate success to date. These financing efforts have allowed the Company to continue to operate. Recent discussions with certain current and potential investors are promising, which, if consummated, should allow the Company to pursue its marketing plan more aggressively.

   The Company is immediately targeting approximately $250,000 in financing for the continued research and development of its products and for general administrative costs. If no funding is received, the Company will be forced to rely on funds loaned by the Officers and Directors. The Officers and Directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be primarily unable to move its business plan forward, and would, instead, delay all cash intensive activities. Should the Company be unable to raise additional financing, it cannot assure that it would be able to maintain operations.

ITEM 7. FINANCIAL STATEMENTS

   The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Stark Winter Schenkein & Co., LLP. They have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Cyokonos Corporation

   We have audited the accompanying balance sheet of Cyokonos Corporation (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyokonos Corporation (A Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP
------------------------------------------------------
    Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 25, 2004

                         Cyokonos Corporation
                     (A Development Stage Company)
                            Balance Sheet
                          December 31, 2003

ASSETS

Current Assets:
   Cash                                                     $       85
                                                             =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                          $    1,000
  Due to Affiliate                                               2,075
                                                             ---------
    Total current liabilities                                    3,075
                                                             ---------
Stockholders' (Deficit):
   Common stock, $.001 par value,
    75,000,000 shares authorized,
    9,230,000 shares issued and outstanding                      9,230
   Additional paid in capital                                   16,650
   (Deficit) accumulated during the development stage          (28,870)
                                                             ---------
                                                                (2,990)
                                                             ---------
                                                            $       85
                                                             =========

       See the accompanying notes to the financial statements.

                           Cyokonos Corporation
                       (A Development Stage Company)
                         Statements of Operations
           For the Years Ended December 31, 2003 and 2002, and
   the Period From Inception (February 16, 1999) to December 31, 2003

                                       Year Ended  Year Ended   Inception to
                                      December 31, December 31, December 31,
                                          2003         2002         2003
                                      -----------  -----------  -----------

Revenue                               $        -   $        -   $        -

Operating expenses:
  General and administrative expenses      6,452        8,909       28,870
                                      -----------  -----------  -----------

Net (loss)                            $   (6,452)  $   (8,909)  $  (28,870)
                                      ===========  ===========  ===========

Per share information- basic and fully diluted

Weighted average shares outstanding    9,230,000    9,520,000    8,486,695

Net (loss) per share                  $    (0.00)  $    (0.00)  $    (0.00)


       See the accompanying notes to the financial statements.

                             Cyokonos Corporation
                        (A Development Stage Company)
                     Statement of Stockholders' (Deficit)
  For the Period from Inception (February 16, 1999) to December 31, 2003

                                                         (Deficit)
                                                        Accumulated
                                          Additional     During the
                        --Common Stock--   Paid in      Development
                        Shares    Amount   Capital         Stage       Total
                       --------  -------- ----------    -----------   -------
Inception                     -  $      - $        -    $         -   $    -
Shares issued to
 officer at inception 4,000,000     2,000    (2,000)              -        -
Shares issued for cash
 at $.0015 per share  1,920,000     1,920       960               -    2,880
Net (loss) for the period     -         -         -          (1,622)  (1,622)
                       --------  -------- ----------    -----------   -------
Balance
 December 31, 1999    5,920,000     3,920    (1,040)         (1,622)   1,258

Shares issued for cash
 at $.0015 per share  2,000,000     2,000     1,000               -    3,000
Net (loss) for the year       -         -         -          (1,266)  (1,266)
                       --------  -------- ----------    -----------   -------
Balance
 December 31, 2000    7,920,000     5,920       (40)         (2,888)   2,992

Shares issued for cash
 at $.01 per share    1,600,000     1,600    14,400               -   16,000
Reclassification of
 paid in capital              -     2,000    (2,000)              -        -
Net (loss) for the year       -         -         -         (10,621) (10,621)
                       --------  -------- ----------    -----------   -------
Balance
 December 31, 2001    9,520,000     9,520    12,360         (13,509)   8,371

Capital contribution
 of operating expenses        -         -     2,000               -    2,000
Net (loss) for the year       -         -         -          (8,909)  (8,909)
                       --------  -------- ----------    -----------   -------
Balance
December 31, 2002     9,520,000  $  9,520 $   14,360    $   (22,418)  $1,462

Shares retired         (290,000)     (290)       290              -        -
Capital contribution
 of operating expenses        -         -      2,000              -    2,000
Net (loss) for the year       -         -          -         (6,452)  (6,452)
                       --------  -------- ----------    -----------   -------
Balance
 December 31, 2003    9,230,000  $  9,230 $   16,650    $   (28,870) $(2,990)
                      =========  ======== ==========    ============ ========

       See the accompanying notes to the financial statements.

                            Cyokonos Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the Years Ended December 31, 2003 and 2002, and
      the Period From Inception (February 16, 1999) to December 31, 2003

                                       Year Ended   Year Ended   Inception to
                                       December 31, December 31, December 31,
                                          2003         2002         2003
                                       -----------  -----------  -----------
Cash flows from operating activities:
Net (loss)                             $   (6,452)  $   (8,909)  $  (28,870)
  Adjustments to reconcile
    net (loss) to net cash
   (used in) operating activities:
     Non-cash capital contribution          2,000        2,000        4,000
     Increase in accounts payable
       and due to affiliate                 2,425          650        3,075
                                       -----------  -----------  -----------
Net cash (used in) operating activities    (2,027)      (6,259)     (21,795)
                                       -----------  -----------  -----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                          -            -            -
                                       -----------  -----------  -----------
Cash flows from financing activities:
 Common stock issued for cash                   -            -       21,880
                                       -----------  -----------  -----------
Net cash provided by
  financing activities                          -            -       21,880
                                       -----------  -----------  -----------

Net increase (decrease) in cash            (2,027)      (6,259)          85

Beginning - cash balance                    2,112        8,371            -
                                       -----------  -----------  -----------

Ending - cash balance                  $       85   $    2,112   $        85
                                       ===========  ===========  ===========

Supplemental cash flow information:
  Cash paid for income taxes           $        -   $        -   $         -
                                       ===========  ===========  ===========

  Cash paid for interest               $        -   $        -   $         -
                                       ===========  ===========  ===========

Non-cash investing and financing activities:
  Common stock retired                 $      290   $        -   $       290
                                       ===========  ===========  ===========

       See the accompanying notes to the financial statements.

Cyokonos Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on February 16, 1999 in the State of Nevada and is in the development stage. The Company intends to develop or acquire technology to use in the search for natural resource deposits such as minerals, oil and gas and water. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2003.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 is not expected to have a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

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

During the years ended December 31, 2003 and 2002 an affiliate of the Company contributed an aggregate of $2,000 during each year in services to the capital of the Company.

During January 2003 a shareholder returned 290,000 shares of the Company's common stock for no consideration. These shares were cancelled.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at the federal statutory rate          34 %
         Effect of operating losses                                 (34)%
                                                                    ----
                                                                      -
                                                                    ====

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $25,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2003. The difference between the net loss for income tax purposes and the amount recorded in the Company's books and records results from $4,000 in contributed services not being deducted for income tax purposes. The change in the valuation allowance for the year ended December 31, 2003 was approximately $1,500.

NOTE 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2003, the Company incurred a net loss of $28,870. In addition, the Company has no significant assets, working capital and stockholder deficits and no revenue generating operations.

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

NOTE 5. SUBSEQUENT EVENTS

On January 13, 2004 the Company acquired EPOD International Inc. a privately held Company organized under the laws of the Bahamas. EPOD holds the patent-pending rights to certain technology that reportedly improves the efficiency of electrical power usage. The acquisition was completed pursuant to an exchange agreement and issuance of 18,000,000 shares of the Company's common stock to the shareholders of EPOD. Concurrent with the issuance, the Company's principal shareholder returned 3,950,000 shares of common stock to the Company for cancellation for no consideration.

During January 2004 the Company agreed to engage legal counsel for an annual fee of 27,000 shares of common stock per quarter, which will be valued at the fair market value at the end of each quarter.

During January 2004 the Company agreed to set aside 200,000 shares of common stock to be used for non-executive employee options with vesting and distribution to be determined by the Board of Directors. No employee option plans have yet been adopted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On April 7, 2003, the Company changed accountants from Merri Nickerson, CPA to Stark Winter Schenkein & Co., LLP, 7535 East Hampden Ave., Suite 109, Denver, CO 80231.

   The Company's previous certifying accountant, Merri Nickerson, CPA, elected not to stand for reappointment as the Company's independent accountant. The financial statements reported on by Merri Nickerson, CPA were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles from the Company's date of inception through the past two calendar years. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through April 7, 2003.

   The Company did not consult with Stark Winter Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement, and has provided to Merri Nickerson, CPA, its former accountant, a copy of the disclosures contained in this Form 10-KSB and the Registrant has requested a letter from Merri Nickerson, CPA, addressed to the Commission, confirming these statements made by the Registrant.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange
Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of such period, are effective in timely making known to them information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There has been no change in the Company's internal control over financial reporting or in other factors during the year or quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company:

   Ronald McIntire, 37, Chairman of the Board (through January 21, 2004). Since graduating with honors from Seattle Pacific University in 1988 with his B.A. degree in Business Management - Entrepeneurship, Mr. McIntire has held increasingly responsible roles within Tall Tree Service where he is currently, and has been for the past seven years, the General Manager of this 30-person residential tree-service contractor. In addition, Mr. McIntire has been the founder and President of one other company, which is closely-held and private. This Company is an internet- based listing service for homes "for sale by owners." Mr. McIntire resigned from the Board of Directors of Cyokonos effective January 21, 2004.

   Michael Matvieshen, 42, Chairman of the Board. Mr. Matvieshen became a director of the Company on January 13, 2004 upon the Company's acquisition of EPOD International Inc. and then Chairman of the Board on January 21, 2004. Mr. Matvieshen is the founder of EPOD and was its President since inception. Prior to founding EPOD, he was President of Wolverine Resources Inc., a large oil upgrading refinery owned by a large venture capital firm. Mr. Matvieshen has also served as Vice President of Gen5 Tech Corporation, which managed the construction, capital budgeting and startup of an oil upgrading plant in Alberta. Mr. Matvieshen has extensive experience in the industrial wastewater and industrial waste-oil treatment industries and has been in the technology business for the past fifteen years primarily as an entrepreneur and inventor.

   L. Mark Roseborough, 51, Director. Mr. Roseborough became a Director of the Company on January 21, 2004 and also serves in the capacity of President. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries Inc. where he was most recently Vice President of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as President and Chief Executive Officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owner Merrill Lynch) which was a large recycle pulp mill with revenues at full production of $35 million. In 1997, Mr. Roseborough also started, and co-owned, Belkin Paper Stock, a successful paper trading business. Prior to his work at Belkorp, he served from 1989-1992 as General Manager of Slave Lake Pulp overseeing the design, construction, hiring and training of employees for a $175 million state-of-the-art mechanical pulp mill owned by Alberta Energy Company. Mr. Roseborough is also a commercial pilot with a multiengine instrument rating.

   Peter Lacey, 46, Director. Mr. Lacey became a Director of the Company on January 21, 2004. He is currently President and Chief Executive Officer of Cervus Corporation, a publicly traded company on the TSX Venture Exchange. Cervus Corp. consists of nine John Deere agricultural dealerships across Western Canada with annual sales in excess of $100 million. Mr. Lacey also serves as Board Chair of Red Deer College, served on the College's Foundation Board for three years prior to his Board of Governors appointment, and also served on the recent capital campaign committee, which raised $7.2 million for the RDC Library Information Common. Mr. Lacey also serves as a director of three other publicly traded companies, VHQ Entertainment (TSX), River Valley Energy Services (TSX Venture), and Longbow Energy Corporation (TSX Venture).

   Peter Hipp, 67, Director. Mr. Hipp became a Director of the Company on January 21, 2004. He is currently President of Hipp Engineering Ltd., which is a multi-discipline engineering company started in 1973. Since then it has carried out the engineering services for projects in which the aggregate, original capital value exceeds $2.0 billion (cdn). Hipp Engineering maintains a constant staff of key process and technical engineering resources in all major disciplines that are experienced in a wide range of industries. Hipp Engineering provides such services as rationalization, feasibility and development strategy studies, conceptual design, project definition, detailed engineering, project and construction management and plant startup.

   Hans Schroth, 45, Director. Mr. Schroth became a Director of the Company on January 21, 2004. Mr. Schroth comes to Cyokonos with an extensive business and management background in the food/beverage and franchise industry. Mr. Schroth has worked for start up organizations in the farming and import and export business. He currently serves on the Board of Directors of Globus Corporation and part owner of Celltech Labs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2003 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

   The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to its chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the "named executive officers").

                      SUMMARY COMPENSATION TABLE

                                            Long Term
                                           Compensation
                                             Awards
                                             ------
                                           Securities
                                           Underlying
                                Annual      Options
                    Fiscal   Compensation  (in shares             All other
Name and Position    Year       Salary     cumulative)  Bonus$   Compensation
-----------------   ------   ------------  -----------  ------   ------------
Ronald McIntire(1)   2003      $     0          0       $   0       $      0
President and CEO    2002      $     0          0       $   0       $      0
                     2001      $     0          0       $   0       $      0
--------------------
(1) Mr. McIntire became the President and CEO of the Company in November 1999 and resigned on January 21, 2004. Mr. Mark L. Roseborough became President on January 24, 2004.

OPTIONS GRANTED IN FISCAL YEAR 2003

   The Company granted no options to any named executive officer and director during fiscal year ending December 31, 2003.

COMPENSATION OF DIRECTORS

   None of the directors, as of the date of this filing, have been, or are being, compensated for their service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information with respect to beneficial ownership of our outstanding stock as of December 31, 2003 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company's executive officers and directors as a group.

                                             Shares Beneficially
                                                   Owned
Name of Beneficial Owner                     Number      Percent
------------------------                     ------      -------
Ronald McIntire                           3,970,000        41.7%
President and CEO (1)
---------------------
(1) As part of the Exchange Agreement dated January 17, 2004, 3,950,000 of Mr. McIntire's shares were returned to the Company and cancelled.

   There are no outstanding rights for any individual, or group, to acquire additional shares from options, warrants, rights, conversion privilege, or similar obligations. At December 31, 2003, Ronald McIntire was the Company's sole officer and director.

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

   There have been no such related transactions during the past two fiscal years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   On January 21, 2004, the Company filed an 8-K disclosing an acquisition of assets, change in control of registrant, resignation of a director and election of four new directors.

   The Company files herewith the following Exhibits:

   Exhibit 31.1 - Certification pursuant to Section 302.

   Exhibit 32.1 - Certification pursuant to Section 906.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Stark Winter Schenkein, LLP have served as the Company's Principal Accountant since April 4, 2003. Their fees billed to the Company for the past two fiscal years are set forth below:

                                  Fiscal Year Ending   Fiscal Year Ending
                                  December 31, 2003    December 31, 2002
                                  -----------------    -----------------
Audit Fees                           $ 4,000.00           $ 2,500.00
Audit-Related Fees (Review)          $                    $ 1,500.00
Tax Fees                             $                    $
All Other Fees                       $                    $

   As of December 31, 2003, the Company's Board of Directors did not have a pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CYOKONOS CORPORATION

                                        By: /s/ L. Mark Roseborough
                                            -----------------------
                                            L. Mark Roseborough
                                            Chief Financial Officer
                                            March 30, 2004


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                        Date
-------------------------     ---------------------         -------------

/s/ L. Mark Roseborough
-----------------------
    L. Mark Roseborough       Principal Executive Officer   March 30, 2004
                              and Director

/s/ Michael Matvieshen
----------------------
    Michael Matvieshen        Chairman of the Board         March 30, 2004

/s/ Peter Hipp
--------------
    Peter Hipp                Director                      March 30, 2004

/s/ Peter Lacy
--------------
    Peter Lacey               Director                      March 30, 2004

/s/ Hans Scroth
---------------
    Hans Scroth               Director                      March 30, 2004

Exhibit 31.1

      CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, L. Mark Roseborough, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Cyokonos
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


   Date: March 30, 2004                          /s/ L. Mark Roseborough
                                                 -----------------------
                                                     L. Mark Roseborough
                                                     President and Chief
                                                     Executive Officer

Exhibit 32.1

                         CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Annual Report of Cyokonos Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March __, 2004 (the "Report"), I, L. Mark Roseborough, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C.
  1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   A signed original of this written statement required by Section 906 has been provided to and will be retained by Cyokonos Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

   Date: March 30, 2004                          /s/ L. Mark Roseborough
                                                 -----------------------
                                                     L. Mark Roseborough
                                                     Chief Executive
                                                     Officer and Chief
                                                     Financial Officer
                                                     CYOKONOS CORPORATION

Kelowna, British Columbia