Form 10QSB
period 2004-03-31
CYOKONOS CORP
filed 2004-06-15
CIK 1079990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.0-32327

EPOD INTERNATIONAL INC.
(formerly known as Cyokonos Corporation)

(Name of Small Business Issuer in its Charter)

Nevada	91-1953719
(State of Incorporation)	(IRS Employer ID. No.)

2223 Hayman Road, Kelowna, British Columbia, Canada	V1Z 1Z6
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (250) 769-0130

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

   State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 14, 2004 there were 27,230,000 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD INTERNATIONAL INC. F/K/A CYOKONOS CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheet March 31, 2004 (Unaudited)

ASSETS

CURRENT ASSETS
Cash	$628

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,000
Shareholder advances	112,622
Note payable - shareholder	95,000
Due to affiliate	2,075

Total current liabilities	210,697

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized
27,257,000 shares issued and outstanding	18,710
Paid in capital	—
(Deficit) accumulated during the development stage	(214,501)

(195,791)
Accumulated other comprehensive income:
Currency translation adjustment	(14,278)

Total stockholders' (deficit)	(210,069)

$628

See the accompanying notes to the financial statements

EPOD INTERNATIONAL INC.
F/K/A CYOKONOS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
for the three months ended March 31, 2003 and 2004,
the period from inception (July 11, 2003) to March 31, 2004
(Unaudited)

			Inception to
	MARCH 31,	MARCH 31,	MARCH 31,
	2003	2004	2004

REVENUE
Net sales	$—	$—	$—

OPERATING COSTS AND EXPENSES
General and administrative	—	1,172	88,822
Contributed services		500	500
Non-cash stock compensation	—	16,200	21,198
Research and development	—	9,161	103,973

	—	27,033	214,493
OTHER EXPENSES
Interest expense	—	8	8

NET (LOSS)	—	(27,041)	(214,501)

Other comprehensive income:
Foreign currency translation adjustment	—	(2,032)	(14,278)

COMPREHENSIVE (LOSS)	$—	$(29,073)	$(228,779)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding	—	25,999,633	20,727,148

(Loss) per share	$—	$(0.00)	$(0.01)

See the accompanying notes to the financial statements

EPOD INTERNATIONAL INC.
F/K/A CYOKONOS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
for the three months ended March 31, 2003 and 2004,
the period from inception (July 11, 2003) to March 31, 2004
(Unaudited)

			Inception to
	MARCH 31,	MARCH 31,	MARCH 31,
	2003	2004	2004

Cash flows from operating activities:
Net cash (used in) operating activities	$—	$(12,373)	$(207,081)

Cash flows from investing activities:
Proceeds from purchase of subsidiary	—	85	85

Net cash provided by investing activities	—	85	85

Cash flows from financing activities:
Proceeds from shareholder advances	—	12,367	112,622
Proceeds from note payable - shareholder	—	—	95,000
Common stock issued for cash	—	—	2

Net cash provided by financing activities	—	12,367	207,624

Increase in cash	—	79	628

Cash - beginning of period	—	549	—

Cash - end of period	$—	$628	$628

See the accompanying notes to the financial statements

EPOD International Inc.
f/k/a Cyokonos Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of Cyokonos Corporation as of December 31, 2003 and the period from inception (February 16, 1999) to December 31, 2003.

During January 2004, EPOD International Inc. (the “Company”) completed a reorganization with Cyokonos Corporation (“Cyokonos”) a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,000,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 9,230,000 shares of common stock in exchange for the net liabilities of Cyokonos.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 11, 2003 in the Commonwealth of The Bahamas and is in the development stage. The Company intends to develop, produce, license and sell innovative energy management and electronic technology. The Company has chosen December 31 as its year-end and has had no significant activity from inception to March 31, 2004.

Translation of Financial Statements

The local currency (Canadian Dollar) is the functional currency the Company. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of stockholders’ equity.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. During the period ended March 31, 2004 the Company wrote off $7,742,460 of purchased research and development.

NOTE 3. STOCKHOLDERS' (DEFICIT)

On January 13, 2004 the Company issued 9,230,000 shares of common stock in exchange for all the issued and outstanding common stock of Cyokonos Corporation.

During the quarter ended March 31, 2004, an affiliate of the Company contributed an aggregate of $500 in services to the capital of the Company. In addition, the Company reserved, but has not yet issued, 27,000 shares of common stock for legal services rendered to an unaffiliated individual.

NOTE 4. RELATED PARTY PAYABLES

Shareholder Advances

From January 13, 2004 to March 31, 2004, the Company received advances from a shareholder totalling $12,367. These advances are due upon demand.

NOTE 5. STOCK OPTIONS

Director

On January 21, 2004 the Board of Directors approved the granting to each director 100,000 three-year options to purchase shares of common stock per director at an exercise price of $0.75 per share. The stock options vest at 25,000 shares at the end of each quarter. No options were exercised during the quarter ended March 31, 2004.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended March 31, 2004: expected life of options of 3 years, expected volatility of .1.719, risk-free interest rate of 1.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended March 31, 2004 approximated $.35 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

	March 31, 2003	March 31, 2004
Net income (loss)
As reported	$ —	$ (29,073)
Pro forma	$ —	$ (72,823)

Earnings (loss) per share – basic and fully diluted
As reported	$ (0.00)	$ (0.00)
Pro forma	$ (0.00)	$ (0.00)

Non-executive

On January 21, 2004 the Board of Directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the Board. No options were granted to non-executives during the quarter ended March 31, 2004.

NOTE 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2004, the Company incurred a net loss of $214,501. In addition, the Company has no significant physical assets, no working capital, stockholder deficits and no revenue generating operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we need to raise funds to meet business plan projections, we are dependent on upon relatively unproved technology for our business model, our ability to successfully expand our employee base, sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about March 30, 2004.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of The Bahamas and is in the development stage. The Company intends to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that reportedly improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire, had not commenced any commercial operations or material operating activities, had no revenues and had no full time employees. On January 15, 2004, the Company retained Mr. L. Mark Roseborough to act as President of the Company.

A Special Shareholder’s Meeting was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos to EPOD International Inc. at the soonest practicable date.

With the Merger, the Company's goal is to now become an international force in the production, licensing and sales of innovative, energy management and electronic technology. Careful, synergetic partnerships and outside investment will be directed towards fulfilling this mission. The Company is in development of certain patent-pending electrical technology that it is calling the "Energy Pod," which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod reportedly manages and manipulates electrical energy. The net result is that utilization of DC electrical power becomes significantly more efficient. Laboratory tests have shown increased efficiency in the order of 20-30% depending on the load and source. There have been some preliminary results on tests with AC power. The technology relies on a patent-pending form of energy management where electrical energy potential is created whenever energy is consumed or produced. The technology itself can sit in a "black box" or integrated circuit chip. One model tested for electric bicycles and scooters is about the size of a credit card. The Company is also developing other innovative products, with synergetic technologies, such as laptop computer batteries. The Company has recently retained a large well known entity in the energy field to conduct independent testing and analysis of the Company’s technology. These tests will be ongoing during the current quarter and will be pivotal in proving the technology and the business plan. However, at this time, Company does not have a marketable product.

In addition to developing and testing its technology, the Company announced during the quarter that it signed a preliminary agreement to acquire Celltech Labs Inc. for $1,300,000 CDN ($1,000,000 US). Celltech, a privately held company, provides consulting and testing services to original equipment manufacturers for high frequency radio wave and electro-magnetic compatibility. The acquisition of Celltech will enable the Company to merge its administrative offices and research and development staff with that of Celltech, resulting in cost savings and an acceleration of the business plan by having in-house circuit development and testing at its disposal. The final agreement is subject to certain conditions such as satisfactory due diligence and financing approval, which are currently ongoing.

The Company, over the next six months, anticipates that it will raise financing through equity and certain government grant opportunities. It is currently in discussions with an investment banking group for first round equity funding that, if consummated, should fund the Company’s business plan for the first year. The Company makes no representations regarding the success of these negotiations or any ultimate transaction.

The Company's principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2004, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO INCEPTION (JULY 11, 2003) TO MARCH 31, 2004

There were no revenues from sales for the quarter ended March 31, 2004, as there were no revenues from sales from inception to March 31, 2004. The Company incurred general and administrative costs during the quarter of $1,172, compared to general and administrative costs of $88,822 from inception to March 31, 2004. Additionally, the Company incurred research and development costs of $9,161 for the period ended March 31, 2004 and has cumulatively incurred research and development expenses of $103,973 from inception to March 31, 2004. Mainly as a result of the above, the Company sustained a net loss of $27,041 for the period ended March 31, 2004, and a cumulative net loss of $214,501 from inception to March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2004

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

During the quarter ended March 31, 2004, we recorded a net loss of $27,041. In addition, we had negative cash flows from operating activities of $12,373 during the quarter ended March 31, 2004. At March 31, 2004, we had an accumulated deficit of $214,501. As of March 31, 2004, the Company had $628 cash on hand or in the bank and current liabilities of $210,697.

During the quarter ended March 31, 2004, the Company received advances from a shareholder totalling $12,367. These advances are due upon demand.

The Company has no significant tangible assets, working capital and no revenue generating operations. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company's current cash balance as of March 31, 2004 was $628. In order to advance its business plan to the next phase, the Company will need to raise additional capital during the forthcoming months. The Company continues to pursue financing through several different sources and is currently negotiating with an investment banking entity for a first round equity financing. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On January 13, 2004, the Company issued 17,996,400 shares of common stock to Michael Matvieshen and 3,600 shares of common stock to Rory Husch as part of the Acquisition.

On January 13, 2004, the Company received back from Ronald McIntire 3,950,000 shares of common stock as part of the Acquisition. These shares were cancelled.

Item 4. Submission of Matters to a Vote of Security Holders.

A duly constituted special meeting of the security holders of the Company was held in Kelowna, British Columbia on January 21, 2004. At the special meeting, Michael Matvieshen, L. Mark Roseborough, Peter Hipp, Peter Lacey and Hans Schroth were elected to the Board of Directors. Other matters voted on and approved were the increase in the number of Board of Director seats from one to seven and the change of the Company’s name from Cyokonos Corporation to EPOD International Inc. at the soonest practicable time. For all matters voted upon at the special meeting, there were 18,000,000 votes in favor, no votes against, no abstentions and no votes withheld.

Item 6. Exhibits and Reports on 8-K.

On January 21, 2004, the Company filed an 8-K disclosing an acquisition of assets, change in control of registrant, resignation of a director and election of four new directors.

On June 1, 2004, the Company filed an 8-K/A disclosing the audited financial statements of EPOD International Inc. as further described in the 8-K filed January 21, 2004.

The Company files herewith the following Exhibits:

Exhibit 31.1 - Certification pursuant to Section 302.

Exhibit 32.1 - Certification pursuant to Section 906.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH

L. Mark Roseborough
Chief Financial Officer
June 15, 2004