Form 10QSB
period 2004-06-30
CYOKONOS CORP
filed 2004-08-16
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

               State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 11, 2004 there were 23,280,000 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004(unaudited)	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$133	$549
Prepaid expenses	146	-

TOTAL ASSETS	$279	$549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,078	$-
Shareholder advances	151,699	100,255
Notes payable - shareholder	95,000	95,000

Total Current Liabilities	274,777	195,255

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized,
23,334,000 and 27,257,000 issued and outstanding, respectively	23,334	18,000
Stock options	103,179	-
Additional paid-in capital	39,636	-
Discount on common stock	(21,270)	(13,000)
Accumulated deficit during the development stage	(405,099)	(187,460)
Accumulated other comprehensive income (loss)	(14,278)	(12,246)

Total Stockholders' Equity (Deficit)	(274,498)	(194,706)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$279	$549

The accompanying condensed notes are an integral part of these financial statements

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Period from July 11, 2003 (Inception) to June 30, 2004

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	83,885	85,065	172,715
Legal and professional	80,273	96,203	101,201
Research and development	27,210	36,371	131,183

Total Operating Expenses	191,368	217,639	405,099

OPERATING LOSS	(191,368)	(217,639)	(405,099)

NET LOSS BEFORE TAXES	(191,368)	(217,639)	(405,099)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(191,368)	(217,639)	(405,099)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	(2,032)	(14,277)

NET COMPREHENSIVE LOSS	$(191,368)	$(219,671)	$(419,376)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	23,311,500	23,302,500

The accompanying condensed notes are an integral part of these financial statements

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY (DEFICIT)

	Common Stock		Additional		Discount on	Deficit Accumulated During	Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Stock Options	Common Stock	Development Stage	Income (Loss)	Equity (Deficit)

Common stock issued for cash on July 11, 2003	7,200	$7	$-	$-	$(5)	$-	$-	$2

Common stock issued for services	17,992,800	17,993	-	-	(12,995)	-	-	4,998

Options issued to directors for services	-	-	-	69,575	-	-	-	69,575

Foreign currency translation gain (loss)	-	-	-	-	-	-	(12,246)	(12,246)

Net loss for period ended December 31, 2003	-	-	-	-	-	(187,460)	-	(187,460)

Balance, December 31, 2003	18,000,000	$18,000	$-	69,575	(13,000)	$(187,460)	$(12,246)	$(125,131)

Reverse acquisition and recapitalization	5,280,000	5,280	-	-	(8,270)	-	-	(2,990)

Common stock issued for services at $0.59 per share	27,000	27	15,903	-	-	-	-	15,930

Common stock issued for services at $0.88 per share	27,000	27	23,733	-	-	-	-	23,760

Options issued for services	-	-	-	33,604	-	-	-	33,604

Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,032)	(2,032)

Net loss for period ended June 30, 2004	-	-	-	-	-	(217,639)	-	(217,639)

Balance, June 30, 2004 (unaudited)	23,334,000	$23,334	$39,636	$103,179	$(21,270)	$(405,099)	$(14,278)	$(274,498)

The accompanying condensed notes are an integral part of these financial statements

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2004	Period from July 11, 2003 (Inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,639)	$(405,099)
Adjustments to reconcile net loss to net cash used by operating activities:

Common stock issued for services and expenses	39,690	44,688
Options issued for expenses	103,179	103,179
Changes in assets and liabilities:
Prepaid expenses	(146)	(146)
Accounts payable	27,078	27,078

Net cash used by operating activities	(47,838)	(230,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary	85	85

Net cash provided (used) by investing activities	85	85

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	2
Payments on short-term borrowings - related parties	-	-
Proceeds from short-term borrowings - related parties	49,369	244,624

Net cash provided by financing activities	49,369	244,626

NET INCREASE (DECREASE) IN CASH	1,616	14,411

Other comprehensive gain (loss) - foreign currency translation	(2,032)	(14,278)

CASH, BEGINNING OF PERIOD	549	-

CASH, END OF PERIOD	$133	$133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses	$39,690	$39,690

Options issued for expenses	$103,179	$103,179

The accompanying condensed notes are an integral part of these financial statements

EPOD INTERNATIONAL INC.
f/k/a Cyokonos Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2004 (unaudited)

NOTE 1. BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying financial statements should be read in conjunction with the audited financial statements of Cyokonos Corporation as of December 31, 2003 for the period from inception (February 16, 1999) to December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

During January 2004, EPOD International Inc. (the “Company”) completed a reorganization with Cyokonos Corporation (“Cyokonos”) a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,000,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 9,230,000 shares of common stock in exchange for the net liabilities of Cyokonos. See Note 4.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Note 2.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes rely on the integrity and objectivity of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company intends to develop, produce, license and sell innovative energy management and electronic technology. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to June 30, 2004.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

During the period from July 11, 2003 (inception) to June 30, 2004, the Company has incurred operating losses aggregating $405,099. At June 30, 2004, the Company has a working capital deficiency and accumulated deficit of $274,498. The Company’s ability to meet its obligations as they come due is primarily dependent upon securing additional financing.

For the twelve-month period subsequent to June 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $488,000. The anticipated source of these funds is a private placement of its equity securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

Translation of Financial Statements

The U.S. dollar is the functional currency of the Company. A Canadian bank account is maintained and is translated using the exchange rate in effect at the balance sheet date. Certain income and expense items originate in Canadian dollars and are translated using the transaction dates average exchange rate.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Amounts are reported net of tax and include foreign currency gains or losses.

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EPOD Corporation, a Bahamian corporation. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (hereinafter “SFAS 109”). Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS 109 as of its inception. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

At June 30, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $74,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes, as these losses originated outside of the U.S.

NOTE 3. STOCK BASED COMPENSATION:

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of 3 years, and a volatility factor of 127%, in accordance with SFAS No. 123.

Director Related Compensation

On January 21, 2004 the Company’s Board of Directors approved the granting to each of the five directors a three-year option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options issued to directors, estimated on the grant date using the Black-Scholes Option Price Calculation was $139,150, of which $69,575 is included in expense for the current period.

Non-Executive Compensation

On January 21, 2004 the Company’s Board of Directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the Board. No options were granted to non-executives during the six months ended June 30, 2004.

Consultant Compensation

The Company granted to a consultant, for services provided, a three-year option to purchase 33,334 shares of common stock at an exercise price of $0.75 per share. The stock options vested immediately upon issuance. The total fair value of the options, estimated on the grant date using the Black-Scholes option price calculation was $33,604 and is included in expenses for the current period.

NOTE 4. STOCKHOLDERS' DEFICIT

On January 13, 2004 the Company issued 9,230,000 shares of common stock in exchange for all the issued and outstanding common stock of Cyokonos Corporation. Also, as part of this exchange transaction, the Company received from an officer of the Company 3,950,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004.

During the six months ended June 30, 2004, the Company had reserved 54,000 shares of common stock due to an unaffiliated individual in return for corporate services. As of June 30, 2004, the Company had not yet administratively issued the shares.

NOTE 5. RELATED PARTY PAYABLES

Shareholder Advances

From January 13, 2004 to June 30, 2004, the Company received advances from a shareholder totaling $49,369. These advances are unsecured, non-interest bearing and have no stated maturity.

Shareholder Note Payable

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of June 30, 2004, the entire balance of principal and interest is still outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Celltech Labs

As reported in the prior quarter, the Company has signed a preliminary agreement to acquire Celltech Labs Inc. for $1,300,000 CDN ($1,000,000 US). Celltech, a privately held company, provides consulting and testing services to original equipment manufacturers for high frequency radio wave and electro-magnetic compatibility. Negotiations have not progressed and it is uncertain if a final agreement will be reached.

Data Star Marine

The Company has entered into a preliminary agreement to acquire Data Star Marine Products Inc., based in Vancouver, British Columbia, a manufacturer of marine vessel monitoring and control systems. The preliminary agreement has expired, discussions between the parties continue and it is uncertain if a final agreement will be reached.

NOTE 7. SUBSEQUENT EVENTS

On July 1, 2004, the Board of Directors voted unanimously to proceed with a two for one (2:1) stock split of its common stock. The proposal was approved by a majority of outstanding shares by written consent of the majority shareholders on July 5, 2004. The amendment to the Company’s Articles of Incorporation to effectuate the stock split was filed with the State of Nevada on August 9, 2004. The record date for such stock split has not yet been determined.

On August 10, 2004, the Company issued 54,000 shares of common stock, which it had reserved during the six months ended June 30, 2004, for services rendered.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about March 30, 2004.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company intends to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company.

A Special Shareholder’s Meeting, for Cyokonos,  was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI.

The Company's business objective is to become an international force in the production, licensing and sales of innovative, energy management and electronic technology. Careful, synergetic partnerships and outside investment will be directed towards fulfilling this mission. The Company is in development of certain patent-pending electrical technology that it is calling the “Energy Pod,” or “EPOD,” which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod reportedly manages and manipulates electrical energy. The net result is that utilization of DC electrical power becomes significantly more efficient. Laboratory tests have shown increased efficiency in the order of 20-30% depending on the load and source. The technology relies on a patent-pending form of energy management in which electrical energy potential is created whenever energy is consumed or produced. The technology itself can sit in a "black box" or integrated circuit chip. One model tested for electric bicycles and scooters is about the size of a credit card. The Company is also developing other innovative products with synergetic technologies.

The Company recently conducted independent testing and analysis of the Company’s technology. These tests confirmed that the Company’s rectifier operates at approximately 96% efficiency as compared to a regular diode rectifier that operates at an average efficiency of approximately 71%. Additional testing is ongoing, however, these test results confirm the efficacy of the Company’s proprietary technology. However, at this time, the Company does not have a marketable product.

In addition to developing and testing its technology, the Company announced during the quarter ended March 31, 2004 that it had signed a preliminary agreement to acquire Celltech Labs Inc. for $1,300,000 CDN ($1,000,000 US). Celltech, a privately held company, provides consulting and testing services to original equipment manufacturers for high frequency radio wave and electro-magnetic compatibility. This acquisition would enable the Company to merge its administrative offices and research and development staff with that of Celltech, resulting in cost savings and an acceleration of the business plan by having in-house circuit development and testing at its disposal. Negotiations are progressing slower than expected, therefore closing is currently uncertain. The Company also announced during the quarter a preliminary agreement to acquire Data Star Marine Products Inc., based in Vancouver, British Columbia, a leading manufacturer of marine vessel monitoring and control systems. It is expected, should the acquisition be consummated, that Data Star Marine will incorporate into certain of its product base, and may otherwise distribute, the Company’s Energy Pod. The acquisition will allow the Company entry into the significant market of electronics for the marine and sub seas industries. The preliminary agreement has expired, however, discussions between the parties are continuing.

With regard to financings, the Company has been in negotiations over the past few months with a group for an equity placement funding that, if consummated, should fund the Company’s business plan for approximately the first year. The Company makes no representations regarding the success of these negotiations or any ultimate transaction.

The Company's principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2004, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO INCEPTION (JULY 11, 2003) TO JUNE 30, 2004

There were no revenues from sales for the six months ended June 30, 2004, as there were no revenues from sales from inception to June 30, 2004. The Company incurred general and administrative costs and legal fees during the six month period of $85,065 and $96,203 respectively, compared to $172,715 and $101,201 respectively from inception to June 30, 2004. Additionally, the Company incurred research and development costs of $27,210 during the six months ended June 30, 2004 and has cumulatively incurred research and development expenses of $131,183 from inception to June 30, 2004. Mainly as a result of the above, the Company sustained a net loss of $217,639 for the six months ended June 30, 2004, and a cumulative net loss of $405,099 from inception to June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2004

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of June 30, 2004, the Company had cash and cash equivalents of $133 and current liabilities of $274,777.

Operating Activities. During the six months ended June 30, 2004, the Company had negative cash flows from operating activities of $47,838 and recorded a net loss of $217,639. At June 30, 2004, the Company had an accumulated deficit of $274,498.

Financing Activities. During the six months ended June 30, 2004, the Company received advances from a shareholder totaling $49,369. These advances are due upon demand. In addition, during the period from inception to June 30, 2004, the Company entered into a promissory note and loan agreement for $95,000. The loan agreement is non-interest bearing and has no stated maturity date.

Future Commitments and Contingencies. The Company has no significant tangible assets, no positive working capital and no revenue generating operations. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company's current cash balance as of June 30, 2004 was $133. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to June 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $488,000. The anticipated source of these funds will be from a private placement of its equity securities. The Company continues to pursue financing through several different sources and is currently negotiating a private equity placement of its securities with one certain group. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On January 13, 2004, the Company received back from Ronald McIntire 3,950,000 shares of issued and outstanding common stock pursuant a Share Termination Agreement that had been incorporated into and became part of the January 13, 2004 Exchange Agreement. These shares were cancelled on April 7, 2004.

Item 6. Exhibits and Reports on 8-K.

(a)Exhibits

The Company files herewith the following Exhibits:

Exhibit 31.1 - Certification pursuant to Section 302.

Exhibit 32.1 - Certification pursuant to Section 906.

(b)Reports on Form 8-K

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
August 16, 2004

