Form 10QSB
period 2004-09-30
CYOKONOS CORP
filed 2004-11-15
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

   State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 15, 2004 there were 48,634,000 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$295	$549
Prepaid expenses	2,374	-
Total Current Assets	2,669	549

PROPERTY, PLANT AND EQUIPMENT, net	2,284	-

TOTAL ASSETS	$4,953	$549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$90,644	$-
Shareholder advances	279,324	100,255
Notes payable - shareholder	95,000	95,000
Total Current Liabilities	464,968	195,255

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0005 par value; 75,000,000 shares authorized, 46,668,000 and 18,000,000 issued and outstanding, respectively	23,357	18,000
Stock options	432,146	-
Additional paid-in capital	93,500	-
Discount on common stock	(21,270)	(13,000)
Accumulated deficit during the development stage	(973,202)	(187,460)
Accumulated other comprehensive income (loss)	(14,546)	(12,246)
Total Stockholders' Equity (Deficit)	(460,015)	(194,706)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$4,953	$549

The accompanying condensed notes are integral part of these consolidated financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30, 2004	Period from July 11, 2003 (Inception) to Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Period from July 11, 2003 (Inception) to Sept. 30, 2003	Period from July 11, 2003 (Inception) to Sept. 30, 2004

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	458,076	60,164	543,142	60,164	630,792
Legal and professional	67,958	-	164,160	-	169,158
Research and development	42,069	94,812	78,440	94,812	173,252
Total Operating Expenses	568,103	154,976	785,742	154,976	973,202

LOSS FROM OPERATIONS	(568,103)	(154,976)	(785,742)	(154,976)	(973,202)

NET LOSS BEFORE TAXES	(568,103)	(154,976)	-(785,742)	(154,976)	-(973,202)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(568,103)	(154,976)	(785,742)	(154,976)	(973,202)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(268)	(1,580)	(2,300)	(1,580)	(14,545)

NET COMPREHENSIVE LOSS	$(568,371)	$(156,556)	$(788,042)	$(156,556)	$(987,747)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	46,686,330	18,000,000	31,097,870	18,000,000

The accompanying condensed notes are integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional		Discounton on	Deficit Accumulated During	Other	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Stock Options	Common Stock	Development Stage	Comprehensive Income (Loss )	Equity (Deficit)

Common stock issued for cash on July 11, 2003	7,200	$7	$-	$-	$(5)	$-	$-	$2

Common stock issued for services	17,992,800	17,993	-	-	(12,995)	-	-	4,998

Foreign currency translation gain (loss)	-	-	-	-	-	-	(12,246)	(12,246)

Net loss for period ended December 31, 2003	-	-	-	-	-	(187,460)	-	(187,460)

Balance, December 31, 2003	18,000,000	18,000	-	-	(13,000)	$(187,460)	$(12,246)	$(194,706)

Reverse acquisition and recapitalization	5,280,000	5,280	-	-	(8,270)	-	-	(2,990)

Common stock issued for services at $0.98 average price per share	92,742	77	93,500	-	-	-	-	93,577

Options issued for services	-	-	-	33,604	-	-	-	33,604

Stock split par value $.0005 per share	23,334,000	-	-	-	-	-	-	-

Options issued for services	-	-	-	34,327	-	-	-	34,327
-
Options issued for services	-	-	-	259,852	-	-	-	259,852

Options issued to directors for services	-	-	-	104,363	-	-	-	104,363

Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,300)	(2,300)

Net loss for period ended Sept. 30, 2004	-	-	-	-	-	(785,742)	-	(785,742)

Balance, Sept. 30, 2004 (unaudited)	46,706,742	$23,357	$93,500	$432,146	$(21,270)	$(973,202)	$(14,546)	$(460,015)

The accompanying condensed notes are integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept. 30, 2004	Period from July 11, 2003 (Inception) to Sept. 30, 2003	Period from July 11, 2003 (Inception) to Sept. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,742)	$(154,976)	$(973,202)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and expenses	93,578	4,998	98,576
Options issued for expenses	432,145	-	432,145
Changes in assets and liabilities:
Prepaid expenses	(2,374)	-	(2,374)
Accounts payable	89,644	2,222	89,644
Net cash used by operating activities	(172,749)	(147,756)	(355,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary	85	-	85
Changes in capital assets	(2,284)	-	(2,284)
Net cash provided (used) by investing activities	(2,199)	-	(2,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	2	2
Payments on short-term borrowings - related parties	-	-	-
Proceeds from short-term borrowings - related parties	176,994	149,883	372,249
Net cash provided by financing activities	176,994	149,885	372,251

NET INCREASE (DECREASE) IN CASH	2,046	2,129	14,841

Other comprehensive gain (loss) - foreign currency translation	(2,300)	(1,580)	(14,546)

CASH, BEGINNING OF PERIOD	549	-	-

CASH, END OF PERIOD	$295	$549	$295

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses	$93,578	$4,998	$93,578
Options issued for expenses	$432,145	$-	$432,145

The accompanying condensed notes are integral part of these financial statements.

 EPOD INTERNATIONAL INC.
f/k/a Cyokonos Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2004 (unaudited)

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

During January 2004, EPOD International Inc. (the “Company”) completed a reorganization with Cyokonos Corporation (“Cyokonos”) a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,000,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 9,230,000 shares of common stock in exchange for the net liabilities of Cyokonos. See Note 5.

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

Organization

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company intends to develop, produce, license and sell innovative energy management and electronic technology. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to September 30, 2004.

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

During the period from July 11, 2003 (inception) to September 30, 2004, the Company has incurred operating losses aggregating $973,202. At September 30, 2004, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. The Company’s ability to meet its obligations as they come due is primarily dependent upon securing additional financing.

For the twelve-month period subsequent to September 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $32,000 per month. The anticipated source of these funds is a private placement of its equity securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Amounts are reported net of tax and include foreign currency gains or losses. The reported foreign currency translation loss is $ 2,300 for the nine months ended September 30, 2004.

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

At September 30, 2004, the Company has federal net operating loss carryforwards of approximately $786,000, which expire in the years 2019 through 2024. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004. The change in the allowance account from September 30, 2004 and December 31, 2003 was $267,000, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes, as these losses originated outside of the U.S.

NOTE 3. EQUIPMENT

Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. For purposes of computing depreciation, the useful life of office equipment is three years. The following is a summary for equipment, and accumulated depreciation:

	September 30, 2004	December 31, 2003

Office Equipment	$2,492	$-
Less accumulated depreciation	(207)	-
Total Net Equipment	$2,284	$-

Depreciation expense for the nine months ended September 30, 2004 and for the period from July 11, 2003 (inception) to September 30, 2004 was $207. The Company evaluates the recoverability of equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4. STOCK BASED COMPENSATION

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor of 127%, in accordance with SFAS No. 123.

Director Related Compensation

On January 21, 2004 the Company’s Board of Directors approved the granting to each of the five directors a three-year option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options issued to directors, estimated on the grant date using the Black-Scholes Option Price Calculation was $139,000, of which $34,788 is included in expense for the current period.

Executive Compensation

On July 1, 2004 the Company’s Board of Directors approved the grant to one of the officers, the option to purchase 1% of all issued and outstanding common stock as of July 31, 2004, July 31, 2005 and July 31, 2006. The exercise price at the date is $0.75 per share and the stock options will vest immediately upon grant. The total fair value of the options issued the Company’s officer, estimated on the grant date using the Black-Scholes Option Price Calculation was $259,852 which is included in expense for the current period.

Non-Executive Compensation

On January 21, 2004 the Company’s Board of Directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the Board. No options were granted during the nine months ended September 30, 2004.

Consultant Compensation

The Company granted to a consultant, for services provided, a two-year option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes option price calculation was $137,000, of which $34,327 is included in expense for the current period.

NOTE 5. COMMON STOCK TRANSACTIONS

The Company is authorized to issue 75,000,000 shares of $0.0005 par value common stock. In any election participated in by the shareholders, each shareholder shall have one vote for each share of stock he owns, either in person or by proxy as provided by law. Cumulative voting shall not prevail in any election by the shareholders of this corporation.

On January 13, 2004, the Company issued 9,230,000 shares of common stock in exchange for all the issued and outstanding common stock of Cyokonos Corporation. Also, as part of this exchange transaction, the Company received from an officer of the Company 3,950,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004.

During the nine months ended September 30, 2004, an unaffiliated individual provided services to the Company in exchange for 81,000 shares of the Company’s common stock. As of September 30, 2004, the Company is showing these shares as outstanding but 27,000 shares have not yet been administratively issued.

On July 1, 2004, the Board of Directors voted unanimously to proceed with a two for one (2:1) stock split of its common stock. The proposal was approved by a majority of outstanding shares by written consent of the majority shareholders on July 5, 2004. The amendment to the Company’s Articles of Incorporation to effectuate the stock split was filed with the State of Nevada and effective September 1, 2004. Prior to the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001.

In the nine months ended September 30, 2004, the Company issued 92,742 shares of common stock for $93,577 in services.

NOTE 6. RELATED PARTY TRANSACTIONS

From January 13, 2004 to September 30, 2004, the Company received advances from a shareholder totaling $279,000. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of September 30, 2004, the entire balance of principal still outstanding.

On July 1, 2004, the Company entered into an agreement with L. Mark Roseborough. (hereinafter “Roseborough”) to retain his services as President of the Company. Under the terms of the agreement, the Company pays a monthly amount, which is fixed from time to time by the board of directors, of $120,000 (Cdn.) per annum. Approximately $23,700 has been accrued under this agreement as of September 30, 2004.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into 12-month contracting agreement with a consultant. Under the terms of the agreement, the Company pays monthly fees of $5,000 in cash with half in free trading stock of the Company. The Company recognizes past services for May and June stated as above. For the months August and September, 2004, the Company pays half the monthly fees in cash and may defer half in the above valuation, at the contractor’s election. $14,974 has been accrued in common stock for the current period for unpaid consulting fees.

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
A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. On July 1, 2004, the Company entered into an executive management agreement with L. Mark Roseborough as President of the Company. The management agreement is attached to this filing as Exhibit 10.1.

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

The Company recently conducted independent testing and analysis of the Company’s technology. These independent engineering tests were performed by Powertech Labs Inc., a subsidiary of B.C. Hydro. The Powertech engineering report covers testing carried out at Powertech on EPOD's proprietary, single-phase rectifier and confirms the Company's previous internal test results of 96% efficiency under identical test parameters. The EPOD rectifier has consistently been measured to be 96% efficient whereas the average efficiency of existing industry standard rectifiers has been measured at approximately 70%. Additional testing is ongoing; however, these test results confirm the efficacy of the Company’s proprietary technology.

The Company previously announced acquisition discussions with Celltech Labs Inc. and a preliminary agreement to acquire Data Star Marine Products Inc. Both negotiations have ended unsuccessfully with no liability to the Company.

On July 1, 2004 the Board of Directors voted unanimously to proceed with a two for one (2:1) stock split of its common stock. The proposal was approved by a majority of outstanding shares by written consent of the majority shareholders on July 5, 2004. The amendment to the Company’s Articles of Incorporation to effectuate the stock split was filed with the State of Nevada and effective September 1, 2004. At the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. The stock split entitled each stockholder of record at the close of business on September 20, 2004 (record date) to receive one additional share for every share of common stock held on that date. Shares resulting from the split were distributed by the Company's transfer agent on or about September 21, 2004. Immediately after the stock split, the Company had 43,560,000 shares of common stock outstanding.

With regard to financings, the Company has been in negotiations over the past few months with a group for an equity placement funding that, if consummated, should fund the Company’s business plan for approximately the first year. The Company makes no representations regarding the success of these negotiations or any ultimate transaction.

The Company's principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. The Company website is www.epodinc.com.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2004, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO INCEPTION (JULY 11, 2003) TO SEPTEMBER 30, 2004

There were no revenues from sales for the nine months ended September 30, 2004, as there were no revenues from sales from inception to September 30, 2004. The Company incurred general and administrative costs and legal fees during the nine month period of $543,142 and $164,160 respectively, compared to $630,792 and $169,158 respectively from inception to September 30, 2004. Additionally, the Company incurred research and development costs of $78,440 during the nine months ended September 30, 2004 and has cumulatively incurred research and development expenses of $173,252 from inception to September 30, 2004. Mainly as a result of the above, the Company sustained a net loss of $785,742 for the nine months ended September 30, 2004, and a cumulative net loss of $973,202 from inception to September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2004

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of September 30, 2004, the Company had cash and cash equivalents of $295 and current liabilities of $464,968.

Operating Activities. During the nine months ended September 30, 2004, the Company had negative cash flows from operating activities of $172,748 and recorded a net loss of $785,742. At September 30, 2004, the Company had an accumulated deficit of $973,202.

Financing Activities. Since its inception, the Company has received advances from a shareholder totaling $279,324. These advances are due upon demand. In addition, during the period from inception to September 30, 2004, the Company entered into a promissory note and loan agreement for $95,000. The loan agreement is non-interest bearing and has no stated maturity date.

Future Commitments and Contingencies. The Company has no positive working capital and no revenue generating operations. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company's current cash balance as of September 30, 2004 was $295. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to September 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $32,000 per month. The anticipated source of these funds will be from a private placement of its equity securities. The Company continues to pursue financing through several different sources and is currently negotiating a private equity placement of its securities with one certain group. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On September 21, 2004, as a result of the approved two-for-one stock split, each stockholder of record at the close of business on September 20, 2004 (record date) received one additional share for every share of common stock held on that date. Shares resulting from the split were distributed by the Company's transfer agent on or about September 21, 2004. Immediately after the stock split, the Company had 43,560,000 shares of common stock outstanding.

On August 10, 2004, the Company issued 54,000 shares of common stock to an unaffiliated consultant in return for corporate services.

In the nine months ended September 30, 2004, the Company issued 92,742 shares of common stock for $93,577 in services.

Item 6. Exhibits and Reports on 8-K.

(a)	Exhibits

The Company files herewith the following Exhibits:

Exhibit 31.1 - Certification pursuant to Section 302.

Exhibit 32.1 - Certification pursuant to Section 906.

Exhibit 10.1 - Management Employment Agreement, dated July 1, 2004, between the Company and Roseborough Holdings.

(b)	Reports on Form 8-K

On July 22, 2004, the Company filed an 8-K/A disclosing a change in independent certified public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By: /s/ L. MARK ROSEBOROUGH

L. Mark Roseborough
Chief Financial Officer
November 15, 2004

