Form 10KSB
period 2004-12-31
EPOD International Inc
filed 2005-03-31
CIK 1079990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-32327

EPOD INTERNATIONAL INC.
(formerly known as Cyokonos Corporation)

(Name of Small Business Issuer in its charter)

Nevada	91-1953719
(State of Incorporation)	(IRS Employer ID. No.)

2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6
(Address of Principal Executive Offices) (Zip Code)

(250) 769-0130
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
none

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the common equity held by non-affiliates (for the purposes of this calculation only, directors, executive officers and principle controlling shareholders of the registrant are deemed to be affiliates of the registrant) computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on March 28, 2005, was $21,635,550.

As of March 28, 2005 there were 48,691,000 shares of common stock outstanding and no other outstanding classes of a common equity security

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Cyokonos Corporatipon that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; the success of our technology; relationships with and events affecting third parties; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire, and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into a contractual relationship with him on July 1, 2004.

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

The Company’s principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6.

BUSINESS OF THE COMPANY

EPOD International Inc. is an integrated Energy Services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the “Energy Pod,” or “EPOD,” which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod reportedly manages and manipulates electrical energy. EPOD provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage, conversion and energy management products allowing users to significantly increase power sales revenue, reduce their power costs and increase their power quality. The net result is that utilization of DC electrical power becomes significantly more efficient. The Company is also developing other innovative products with synergetic technologies.

The Company, over the next year, anticipates that it will accomplish an equity financing. The emphasis will be on focused research and development and marketing to produce Energy Pod storage and management products with the potential to maximize revenue and time to market. Manufacturing of the final product can be done in house, contracted out or the technology licensed. Infrastructure will be kept to a minimum with focused budgets.

MARKET

The two main EPOD markets are for power storage and power conversion/management. Products that are being introduced to these market segments are set forth below.

Power Storage

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT (“Energy Management Technology”) power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

Power Management and Conversion

EPOD offers three management and conversion products:

•
The EPOD rectifier is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency.

•	The EPOD inverter has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency.
•
The EPOD power controller significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD power controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD power controller in the circuit. The ability of the power controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD power controller increased the overall useful work completed by the battery by up to 30%.

Although these segments of the market are new and EPOD products are still in the development stage, preliminary market studies have shown a significant need and market for these products. The Company plans to take significant advantage of the “Green” movement to increase energy efficiency. Time to market is based on the duration of independent testing and tool up to production. The Company is still doing research and development on these products and is concentrating on costing and independent engineering verification.

EMPLOYEES

The Company had no full-time employees as of December 31, 2004.

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

Corporate Governance-Related Issues.

At present, the Company’s President and Chief Executive Officer, L. Mark Roseborough, is also acting as the Company’s Chief Financial Officer. Accordingly, Mr. Roseborough is required to devote attention to both positions, thereby diverting attention from his position as CEO. Further, because both the CEO and CFO positions are currently held by a single person, outside of the Board of Directors and the audit committee, no independent oversight of the CEO or the CFO function currently exist within the Company’s management structure. In addition, although the Company is in the process of developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring the implementation of the corporate governance guidelines, to date the Company does not yet have a functioning Corporate Governance Committee, Compensation Committee or an Audit Committee Expert. The Company does intend to be Sarbanes-Oxley compliant by the end of fiscal 2006.

Our Products May Not Have Marketable Value.

We do not currently have a marketable product and the new and advanced products that we are developing are not fully tested and therefore, there is no guarantee of a marketable product.

The Price Of The Company’s Securities May Be Volatile And Subject To Wide Fluctuations.

The market price of the Company’s securities may be volatile and subject to wide fluctuations. If the Company’s revenues do not grow or grow more slowly than it anticipates, or, if operating or capital expenditures exceed its expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company’s securities could decline. If securities analysts alter their financial estimates of the Company’s financial condition it could affect the price of the Company’s securities. Some other factors that could affect the market price of the Company’s securities include announcements of new product or service offerings, technological innovations and competitive developments. In addition, if the market for stocks in the Company’s industry or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company’s securities could fall for reasons unrelated to its business, results of operations and financial condition. The market price of the Company’s stock also might decline in reaction to conditions, trends or events that affect other companies in the market for electronic generation and storage products and services even if these conditions, trends or events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

The Public Trading Market For The Company’s Common Stock Is Limited And May Not Be Developed Or Sustained.

There is a limited trading market for the Company’s Common Stock. The Common Stock has been traded under the symbol “EPOI” on the Over The Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed that it will be sustained.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently owns no property. Its office space is provided at no charge by the President of the Company, Mr. L. Mark Roseborough. This office arrangement is considered adequate for current operations of the Company. The Company, however, has acquired “to-be-built” office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The purchase price of the approximately 2,500 square foot office facility was CDN$292,820 and is currently under construction with occupancy scheduled for late May 2005.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 2004 the Board of Directors voted unanimously to proceed with a two for one (2:1) stock split of its common stock. On July 5, 2004, there were 23,280,000 shares outstanding. The proposal was approved by a majority of outstanding shares, 18,000,000, by written consent of the majority shareholders on July 5, 2004. The amendment to the Company’s Articles of Incorporation to effectuate the stock split was filed with the State of Nevada and effective September 1, 2004. The stock split entitled each stockholder of record at the close of business on September 20, 2004 (record date) to receive one additional share for every share of common stock held on that date. At the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. Shares resulting from the split were distributed by the Company's transfer agent on or about September 21, 2004. Immediately after the stock split, the Company had 46,668,000 shares of common stock outstanding with a par value of $0.0005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market for Common Stock

The Company's common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "CYOK" from November 2001 through July 2004 and then under the symbol “EPOI” thereafter. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2001	$0.50	$0.01
March 31, 2002	$0.85	$0.50
June 30, 2002	$1.25	$0.65
September 30, 2002	$1.20	$0.55
December 31, 2002	$1.05	$0.55
March 31, 2003	$0.55	$0.35
June 30, 2003	$1.05	$0.35
September 30, 2003	$1.01	$0.40
December 31, 2003	$0.99	$0.31
March 31, 2004	$1.00	$0.42
June 30, 2004	$1.25	$0.60
September 30, 2004 (2:1 stock split 9/22/04)	$2.50	$0.60
December 31, 2004	$2.00	$0.90

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

B.  Holders of Record

As of March 28, 2005, the Company had 86 holders of record of its shares of common stock, excluding shares held by broker-dealers, with an approximate total of 100 shareholders.

C. Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on in the foreseeable future. Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. There are no restrictions on the payment of dividends.

D. Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(December 31, 2004)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--- (1)	$0.00	---

Equity compensation plans not approved by security holders	200,000 (2)	$0.75	200,000

(1)	The Company does not currently have any approved equity compensation plans.
(2)
The Company has set aside 200,000 shares of common stock to be used for non-executive employee options with vesting and distribution to be determined by the Board of Directors. No options have yet been granted.

E. Unregistered Securities Sales (Not Previously Disclosed)

Common Stock

On August 10, 2004, the Company issued 57,000 shares of restricted common stock for consulting services. This issuance was made without registration under Section 4(2) of the 1933 Act.

On September 20, 2004, the Company issued a two-for-one stock split entitling each stockholder of record at the close of business on September 20, 2004 (record date) to receive one additional share for every share of common stock held on that date. Because of the stock split, the Company issued 23,334,000 shares of restricted common stock to current stockholders.

Warrants

There were no sales or issuances of these warrants during the fiscal year ended December 31, 2004.

Options

On January 21, 2004 the Board of Directors approved the granting to each director (Michael Matvieshen, L. Mark Roseborough, Peter Hipp, Hans Schroth and Peter Lacey) 100,000 three-year options to purchase restricted shares of common stock at an exercise price of $0.75 per share. The stock options vest at 25,000 shares at the end of each quarter. None of these stock options have been exercised as of the year ended December 31, 2004.

On March 15, 2004, the Company, for services being rendered, granted 100,000 options to purchase shares of restricted common stock. The stock options vest at 8,333 per month beginning on March 15, 2004. None of these stock options have been exercised as of the year ended December 31, 2004.

On July 1, 2004, the Company, for services being rendered, granted 150,000 options to purchase shares of restricted common stock. The stock options vest at 37,500 per quarter beginning on August 15, 2004. None of these stock options have been exercised as of the year ended December 31, 2004.

On July 31, 2004, the Company granted 232,800 options to purchase shares of restricted common stock to President L. Mark Roseborough pursuant to an option agreement that is part of his compensation agreement. The options vested immediately. None of these stock options have been exercised as of the year ended December 31, 2004.

F. Purchase of Equity Securities

None.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

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

The Company is an integrated Energy Services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the “Energy Pod,” or “EPOD,” which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod products manage and manipulate electrical energy. EPOD provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage, conversion and energy management products allowing users to significantly increase power sales revenue, reduce their power costs and increase their power quality.

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT (“Energy Management Technology”) power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

EPOD offers three management and conversion products. First, the EPOD rectifier is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency. Second the EPOD inverter has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency. Third, the EPOD power controller significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD power controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD power controller in the circuit. The ability of the power controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD power controller increased the overall useful work completed by the battery by up to 30%. The Company is also developing other innovative products with synergetic technologies.

One important milestone for the Company in the fourth fiscal quarter was the recently signed agreement with Simmax Energy (CA), LLC to install EPOD's electric power storage system, the EPOD EMT. Simmax Energy, a distributed power generation vendor providing onsite electric power and heating to industrial and commercial customers, has agreed to install EPOD's proprietary EMT energy storage system at a client site. The installation of the EMT will result in a reduction of the client's electric power costs. The lower power costs will come through a combination of 'peak shaving', a process whereby electric power is purchased and stored during less-expensive, off-peak periods for subsequent use during peak business hours, and the reduction of standby and demand charges. The EPOD EMT, the Company's core product offering, is an energy storage and peak-shaving system that allows commercial and industrial power users to reduce their electric power expenses. This occurs by giving users first ever access to less-expensive off-peak power pricing from their local utility during peak periods. The EPOD EMT is also ideally suited to the onsite or distributed generation markets, allowing users to sell surplus electricity to their local utility. This is the initial installation of the EPOD EMT and is to be operated and maintained by EPOD for a period of five years, during which approximately 50% of energy savings will be paid to EPOD. The installation is awaiting Simmax Board approval.

During the year, EPOD has researched, developed and successfully produced a low power, single cell, vanadium redox battery. Additionally, in a joint research and technology development effort between EPOD and Barrett Engineering Inc. of San Diego, California, EPOD completed the successful conversion and testing of a hydrogen-fueled motor, successfully converted a Honda GX160 gasoline-fueled motor to operate using hydrogen.

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. However, it has acquired “to-be-built” office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The purchase price of the approximately 2,500 square foot office facility was CDN$292,820 and is currently under construction with occupancy scheduled for May 2005.

With regard to financings, the Company has been in negotiations over the past few months with a group for an equity placement funding that, if consummated, should fund the Company’s business plan for approximately the next full year. The Company makes no representations regarding the success of these negotiations or any ultimate transaction.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the year ended December 31, 2004, there were no material changes to accounting estimates or judgments.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Translation of Financial Statements
The U.S. dollar is the functional currency of the Company. A Canadian bank account is maintained and is translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rate. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

Fair Value of Equity Instruments
The Company’s accounting is in accordance with Financial Accounting Standards Board No. 123 and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor of 127%, in accordance with SFAS No. 123.

Revenue Recognition
Although the Company currently has no operating revenues, it will recognize revenue for products and other services to customers in the period the related services are provided or when the products are shipped, when the amount of revenue is determinable and collection is reasonably assured.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND INCEPTION (JULY 11, 2003) TO DECEMBER 31, 2004

Revenue. The Company had non-operating revenues totaling $400 for the year ended December 31, 2004, as well as from inception to December 31, 2004. The Company expects to experience operating revenues for fiscal year 2005 with the potential implementation of the Simmax installation.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative costs and legal fees during the year ended December 31, 2004 of $676,021 and $210,101 respectively, compared to $763,671 and $215,099 respectively from inception to December 31, 2004. Additionally, the Company incurred research and development costs of $117,990 during the year ended December 31, 2004 and has cumulatively incurred research and development expenses of $212,802 from inception to December 31, 2004. The Company expects general and administrative expenses to increase substantially during fiscal year 2005 as the Company ramps of its sales and increases its employee base.

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $1,039,745 for the year ended December 31, 2004, and a cumulative net loss of $1,227,205 from inception to December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 2004

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of December 31, 2004, the Company had cash and cash equivalents of $222 and current liabilities of $703,533.

Operating Activities. During the year ended December 31, 2004, the Company had negative cash flows from operating activities of $276,115 and recorded an operating loss of $1,039,734. At December 31, 2004, the Company had an accumulated operating deficit of $1,192,006.

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $459,054. These advances are due upon demand. In addition, during the period from inception to December 31, 2004, the Company entered into a promissory note and loan agreement for $95,000. The loan agreement is non-interest bearing and has no stated maturity date.

Future Capital requirements. The Company has no positive working capital, no revenue generating operations and little non-operating revenues. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2004, the Company has incurred a net loss of $1,227,205. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of December 31, 2004 was $222. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to December 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The anticipated source of these funds will be from a private placement of its equity securities. The Company continues to pursue financing through several different sources and is currently negotiating a private equity placement of its securities with one certain group. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Williams & Webster, P.S. They have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Shareholders
EPOD International, Inc.
Kelowna, British Columbia

We have audited the accompanying consolidated balance sheets of EPOD International Inc. (a Nevada corporation and development stage enterprise) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended and for the period from July 11, 2003 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the predecessor company as of December 31, 2003, were audited by other auditors whose report dated March 25, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPOD International Inc. as of December 31, 2004 and the results of its operations, stockholders’ deficit and cash flows for the year then ended and for the period from July 11, 2003 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated no revenue. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 25, 2005

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$222	$549
Prepaid expenses	2,692	--
Total Current Assets	2,915	549

PROPERTY AND EQUIPMENT, net	2,058	--

OTHER ASSETS
Deposits	78,964	--
TOTAL ASSETS	$83,936	$549

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99,630	$--
Payable to related party	49,848	--
Shareholder advances	459,054	100,255
Notes payable - shareholder	95,000	95,000
Total Current Liabilities	703,533	195,255

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
46,740,630 and 36,000,000 issued and outstanding, respectively	23,370	18,000
Stock options	497,839	-
Additional paid-in capital	119,915	-
Discount on common stock	(21,270)	(13,000)
Accumulated deficit during development stage	(1,227,205)	(187,460)
Accumulated other comprehensive loss	(12,246)	(12,246)
Total Stockholders' Deficit	(619,597)	(194,706)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,936	$549

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From
	Year Ended	Year Ended	July 11, 2003
	December 31,	December 31,	(Inception) to
	2004	2003	Dec. 31, 2004

REVENUE	$--	$--	$--

OPERATING EXPENSES
General and administrative	676,021	87,650	763,671
Legal and professional	210,101	4,998	215,099
Research and development	117,990	94,812	212,802
Amortization expense	434	--	434
Total Operating Expenses	1,004,546	187,460	1,192,006

LOSS FROM OPERATIONS	(1,004,546)	(187,460)	(1,192,006)

OTHER INCOME (EXPENSE)
Other income	400	--	400
Foreign currency transaction loss	(35,599)	--	(35,599)
Total Other Income (Expense)	(35,199)	--	(35,199)

NET LOSS BEFORE TAXES	(1,039,745)	(187,460)	(1,227,205)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	(1,039,745)	(187,460)	(1,227,205)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	--	(12,246)	(12,246)

NET COMPREHENSIVE LOSS	$(1,039,745)	$(199,706)	$(1,239,451)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	46,657,808	36,000,000

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
	Common Stock		Additional		Discount	During	Other	Total
	Number		Paid-in	Stock	on Common	Development	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Options	Stock	Stage	Income (Loss)	Equity (Deficit)

Common stock issued for cash on July 11, 2003	14,400	$7	$--	$--	$(5)	$--	$--	$2

Common stock issued for services	35,985,600	17,993	--	--	(12,995)	-	--	4,998

Foreign currency translation gain (loss)	--	--	--	--	--	--	(12,246)	(12,246)

Net loss for period ended December 31, 2003	--	--	--	--	--	(187,460)	--	(187,460)

Balance, December 31, 2003	36,000,000	$18,000	$--	$--	$(13,000)	$(187,460)	$(12,246)	$(194,706)

Reverse acquisition and recapitalization	10,560,000	5,280	--	--	(8,270)	--	--	(2,990)

Common stock issued for services at $0.37 per share	108,000	54	39,636	--	--	--	--	39,690

Options issued for services	--	--	--	30,195	--	--	--	30,195

Common stock issued for services at $0.58	18,630	9	10,844	--	--	--	--	10,853

Common stock issued for services at $1.29 per share	54,000	27	69,435	--	--	--	--	69,462

Options issued for services	--	--	--	68,653	--	--	--	68,653

Options issued for services	--	--	--	259,852	--	--	--	259,852

Options issued to directors for services	--	--	--	139,139	--	--	--	139,139

Net loss for year ended December 31, 2004	--	--	--	--	--	(1,039,745)	--	(1,039,745)

Balance, December 31, 2004	46,740,630	$23,370	$119,915	$497,839	$(21,270)	$(1,227,205)	$(12,246)	$(619,597)

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		From
Year Ended	Year Ended	July 11, 2003
December 31,	December 31,	(Inception) to
2004	2003	Dec. 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,039,745)	$(187,460)	$(1,227,205)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and expenses		120,005	4,998	125,003
Options issued for expenses		497,839	--	497,839
Changes in assets and liabilities:
Prepaid expenses		(2,692)	--	(2,692)
Accounts payable		148,478	--	148,478
Net cash used by operating activities		(276,115)	(182,462)	(458,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary		85	--	85
Changes in capital assets		(2,058)	--	(2,058)
Changes in long term assets		(78,964)	--	(78,964)
Net cash provided (used) by investing activities		(80,937)	--	(80,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash		--	2	2
Proceeds from short-term borrowings - related parties		356,724	195,255	551,979
Net cash provided by financing activities		356,724	195,257	551,981

NET INCREASE (DECREASE) IN CASH		(327)	12,795	12,468

Other comprehensive gain (loss) - foreign currency translation		--	(12,246)	(12,246)

CASH, BEGINNING OF PERIOD		549	--	--

CASH, END OF PERIOD		$222	$549	$222

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$--	$--	$--
Income taxes paid	$		$--	$--

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses		$120,005	$4,998	$125,003
Options issued for expenses		$497,839	$--	$497,839

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to December 31, 2004.

During January 2004, EPOD International Inc. (the “Company”) completed a reorganization with Cyokonos Corporation (“Cyokonos”) a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,000,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 9,230,000 shares of common stock at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. See Note 4.

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

Infrastructure is still being kept to a minimum, pending the construction of corporate offices. Management and consultants are working from home offices.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in two business checking accounts in a Canadian bank, one in Canadian currency and one in U.S. currency. The Canadian funds are insured by the Canada Deposit Insurance Corporation (CDIC).

Compensated Absences

Currently, the Company has no paid employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

For the period from July 11, 2003 (inception) to December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation, July 11, 2003, and has realized little revenue. It will be primarily engaged in developing, producing, licensing and selling innovative energy management and electronic technology.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Shares Transactions,” an amendment of Statement of Financial Accounting Standards Board No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company’s financial statements as the Company maintains no inventory.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

From July 11, 2003 (inception) to December 31, 2004, the Company has incurred losses aggregating $1,227,205. At December 31, 2004, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s ability to meet its obligations as they come due is primarily dependent upon securing additional financing.

For the twelve-month period subsequent to December 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will climb to $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2004, basic and diluted net loss per share are the same.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (hereinafter “SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in futures years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

Translation of Financial Statements

The U.S. dollar is the functional currency of the Company. A Canadian bank account is maintained and is translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rate. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

Comprehensive Income (Loss)

The Company has adopted SFAS 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company’s net income (loss) or total stockholders’ equity. SFAS No. 130 requires unrealized gains and losses on the Company’s foreign currency translation to be included in comprehensive income.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EPOD Corporation, a Bahamian corporation. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Stock Options and Warrants

The Company’s accounting is in accordance with Financial Accounting Standards Board No. 123 and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. For purposes of computing depreciation, the useful life of office equipment is deemed to be three years. The following is a summary of equipment, and accumulated depreciation:

	December 31, 2004	December 31, 2003
Office Equipment	$2,492	$--
Less accumulated depreciation	(434)	--
Total Net Equipment	$2,058	$--

Depreciation expense for the year ended December 31, 2004 and for the period from July 11, 2003 (inception) to December 31, 2004 was $434. The Company evaluates the recoverability of equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 75,000,000 shares of $0.0005 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting. On September 20, 2004, the Company completed a two-for-one stock split of its common stock. Prior to the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. Subsequent to the stock split, 46,668,000 shares of common stock were outstanding. All references to common stock shares in these financial statements and notes have been restated to reflect this stock split.

On January 13, 2004, the Company issued 18,460,000 shares of common stock in exchange for all the issued and outstanding common stock of Cyokonos Corporation. Also, as part of this exchange transaction, the Company received from an officer of the Company 3,950,000 shares of issued and outstanding common stock. These shares were to be cancelled on April 7, 2004, however 1,1960,000 are still being held in a holding account as of the statement date. For the purposes of the equity section of the financial statements these shares are considered to be cancelled.

During the year ended December 31, 2004, an unaffiliated individual provided services to the Company in exchange for 162,000 shares of the Company’s common stock. As of December 31, 2004, 48,000 shares had not yet been administratively issued.

On July 1, 2004, the Company entered into 12-month contracting agreement with an unaffiliated consultant. Under the terms of the agreement, the Company pays monthly fees of $5,000 in cash with half in common stock of the Company for May through July 2004. For the month of August 2004, the Company pays half the monthly fees in cash and deferred half in the above valuation, at the contractor’s election. $10,853 has been accrued for 18,630 shares of common stock for the period of May through August. These shares are authorized and considered issuable at December 31, 2004.

In the year ended December 31, 2004, the Company authorized a total of 180,630 shares of common stock for $120,005 in services. Shares earned but not issued prior to the stock split were considered to have participated in the stock split.

NOTE 5 - COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor of 127%, in accordance with SFAS No. 123.

Director Related Compensation

On January 21, 2004, the Company’s board of directors approved the granting to each of the five directors a three-year option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options issued to directors, estimated on the grant date using the Black-Scholes Option Price Calculation was $139,000, recorded for the twelve months ending December 31, 2004, of which $34,776 is an expense for the final quarter.

Executive Compensation

On July 1, 2004, the Company’s board of directors granted to one of its officers the option to purchase 1% of all issued and outstanding common stock as of July 31, 2004, July 31, 2005 and July 31, 2006. As of July 31, 2004, one percent (1%) of the outstanding number of shares of common stock equaled 232,800 shares. The exercise price at the date initial date was $0.75 per share and the stock options vested immediately upon grant. The total fair value of the options issued the Company’s officer, estimated on the grant date using the Black-Scholes Option Price Calculation was $259,852, which is included in expense for the twelve months ending December 31, 2004.

Non-Executive Compensation

On January 21, 2004 the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted during the year ended December 31, 2004.

Consultant Compensation

On March 15, 2004, the Company entered into a two year contracting agreement with a law corporation for business services and advice. For each year of the two year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share for the first year and the lowest price at which the Company grants any options to any person from and after March15, 2005 for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15th 2004 using the Black-Scholes option price calculation was $36,234, of which $30,195 has been recorded in the year ended December 31, 2004.

On July 1, 2004, the Company granted to a consultant, for services provided, a two-year option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000, of which $68,654 was included in expense for the year ended December 31, 2004.

Following is a summary of the status of the options during the years ended December 31, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	--	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2003	--	--
Granted	982,800	0.75
Exercised	--	--
Forfeited	--	--
Options outstanding at December 31, 2004	982,800	$0.75
Options exercisable at December 31, 2004	891,133	$0.75
Weighted average fair value of options granted in 2004		$0.58

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 0.75	982,800	3.22	$0.75

	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 0.75	891,133	3.34	$0.75

The Company does not currently have any equity compensation plans approved by shareholders.

NOTE 6 - INCOME TAXES

At December 31, 2004, the Company has federal net operating loss carry forwards of approximately $1,039,000, which expire in the years 2019 through 2024. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2003 and December 31, 2004 was $353,000, which is principally due to the Company’s net operating loss carry forward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes, as these losses originated outside of the U.S.

NOTE 7 - RELATED PARTY TRANSACTIONS

From January 13, 2004 to December 31, 2004, the Company received advances from shareholders totaling $459,054. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2004, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN ($99,696 U.S.D.) per annum. Approximately $49,800 (USD) has been accrued under this agreement as of December 31, 2004.

On December 3, 2004 the Company entered into an agreement with Parmount Holdings, Ltd, a related entity. Under the terms of the agreement, a deposit in the amount of $95,000 CDN ($78,964 U.S.D.) was paid on a property currently under construction. The purchase price, as per the purchase contract, is $292,820 CDN excluding GST, with occupancy scheduled for May 2005.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. Under the terms of the agreement, the Company pays an annual fee of $75,000 CDN, due in monthly installments of $6,250. In the event the Company exceeds the yearly maximum of 412.5 hours, the Company will pay an additional hourly fee of $180 CDN per hour.

On July 1, 2004, the Company entered into twelve-month consulting agreement whereby the Company pays monthly fees of $5,000 CDN. At the consultant’s election, a portion of the fees may be paid in common stock.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd. See Note 7.

NOTE 9 - SUBSEQUENT EVENTS

On February 12, 2005, the Company entered into an agreement with Simmax Energy (CA), LLC, to install EPOD's electric power storage system, the EPOD EMT. The EMT is the Company's core product offering, which is an energy storage and peak-shaving system that allows commercial and industrial power users to dramatically reduce their electric power expenses. Simmax Energy is a distributed power generation vendor providing onsite electric power and heating to industrial and commercial customers. This is the first installation of the EPOD EMT by the Company. The transaction is awaiting approval from the Simmax Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of such period, are effective in timely making known to them information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Since we are not an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002. We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-KSB for our fiscal year ending December 31, 2006.

(b) Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the year or quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following are the directors and executive officers of the Company:

Michael Matvieshen, 43, Chairman of the Board. Mr. Matvieshen became a director of the Company on January 13, 2004 upon the Company’s acquisition of EPOD International Inc. and then Chairman of the Board on January 21, 2004. Mr. Matvieshen is the founder of EPOD and was its President since inception. Prior to founding EPOD, he was President of Wolverine Resources Inc., a large oil upgrading refinery owned by a large venture capital firm. Mr. Matvieshen has also served as Vice President of Gen5 Tech Corporation, which managed the construction, capital budgeting and startup of an oil upgrading plant in Alberta. Mr. Matvieshen has extensive experience in the industrial wastewater and industrial waste-oil treatment industries and has been in the technology business for the past fifteen years primarily as an entrepreneur and inventor.

L. Mark Roseborough, 52, Director. Mr. Roseborough became a Director of the Company on January 21, 2004 and also serves in the capacity of President. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries Inc. where he was most recently Vice President of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as President and Chief Executive Officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owner Merrill Lynch) which was a large recycle pulp mill with revenues at full production of $35 million. In 1997, Mr. Roseborough also started, and co-owned, Belkin Paper Stock, a successful paper trading business. Prior to his work at Belkorp, he served from 1989-1992 as General Manager of Slave Lake Pulp overseeing the design, construction, hiring and training of employees for a $175 million state-of-the-art mechanical pulp mill owned by Alberta Energy Company. Mr. Roseborough is also a commercial pilot with a multiengine instrument rating.

Peter Lacey, 47, Director. Mr. Lacey became a Director of the Company on January 21, 2004. He is currently President and Chief Executive Officer of Cervus Corporation, a publicly traded company on the TSX Venture Exchange. Cervus Corp. consists of nine John Deere agricultural dealerships across Western Canada with annual sales in excess of $100 million. Mr. Lacey also serves as Board Chair of Red Deer College, served on the College’s Foundation Board for three years prior to his Board of Governors appointment, and also served on the recent capital campaign committee, which raised $7.2 million for the RDC Library Information Common. Mr. Lacey also serves as a director of three other publicly traded companies, VHQ Entertainment (TSX), River Valley Energy Services (TSX Venture), and Longbow Energy Corporation (TSX Venture).

Peter Hipp, 68, Director. Mr. Hipp became a Director of the Company on January 21, 2004. He is currently President of Hipp Engineering Ltd., which is a multi-discipline engineering company started in 1973. Since then it has carried out the engineering services for projects in which the aggregate, original capital value exceeds $2.0 billion (cdn). Hipp Engineering maintains a constant staff of key process and technical engineering resources in all major disciplines that are experienced in a wide range of industries. Hipp Engineering provides such services as rationalization, feasibility and development strategy studies, conceptual design, project definition, detailed engineering, project and construction management and plant startup.

Hans Schroth, 46, Director. Mr. Schroth became a Director of the Company on January 21, 2004. Mr. Schroth comes to Cyokonos with an extensive business and management background in the food/beverage and franchise industry. Mr. Schroth has worked for start up organizations in the farming and import and export business. He currently serves on the Board of Directors of Globus Corporation and part owner of Celltech Labs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2004 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Audit Committee

The Company’s Board of Directors has established a separately designated, standing Audit Committee (as defined in and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the Audit Committee are Peter Lacey (Chair), Peter Hipp and Hans Schroth.

Under the new rules of the SEC brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their Audit Committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that although the three members of the current audit committee are "independent" and have ability to understand financial reporting, they do not fully meet the description of "financial experts" as defined in the Regulation. The Board of Directors is evaluating qualified candidates to expand the Board at this time.

The Company’s Board of Directors has not yet adopted a Code of Ethics, but anticipates having one adopted this fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information regarding compensation paid during each of the Company’s last three fiscal years to its chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation	Securities Underlying Options (in shares, cumulative)	Bonus ($)	All Other Compensation
		Salary ($)

L. Mark Roseborough(1)	2004	$49,848(2)	332,800(3)	0	0
Ronald McIntire(4)	2004	$0	0	$0	$-0-
President and CEO	2003	$0	0	$0	$-0-
	2002	$0	0	$0	$-0-

(1)	Mr. L. Mark Roseborough became President on January 15, 2004, and entered into a contractual relationship for such position on July 1, 2004.
(2)	Mr. Roseborough has not yet been paid this amount, as it is being set up as a Company accrual until sufficient funds can be obtained.
(3)
On July 31, 2004, as part of his compensation package, Mr. Roseborough received 232,800 options to purchase restricted shares of common stock, which represented one (1%) of the outstanding common shares of the Company on that date, and 100,000 options to purchase restricted shares as compensation for being a Director

(4)	Mr. McIntire became the President and Chief Executive Officer of the Company in November 1999 and resigned on January 21, 2004.

COMPENSATION OF DIRECTORS FOR FISCAL 2004

None of the five directors receives any cash compensation.

DIRECTOR AND EXECUTIVE OPTIONS GRANTED IN FISCAL 2004

On January 21, 2004 the Board of Directors approved the granting to each director (Michael Matvieshen, L. Mark Roseborough, Peter Hipp, Hans Schroth and Peter Lacey) 100,000 three-year options to purchase restricted shares of common stock at an exercise price of $0.75 per share. The stock options vest at 25,000 shares at the end of each quarter.

On July 31, 2004, the Company granted 232,800 options to purchase shares of restricted common stock to President L. Mark Roseborough pursuant to an option agreement that is part of his compensation agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of our outstanding stock as of December 31, 2004 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company’s executive officers and directors as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent *
Michael Matvieshen, Chairman	13,256,826(1)	28%
L. Mark Roseborough, President	333,800(2)	**	%
Peter Hipp	180,000(3)	**	%
Hans Schroth	376,500(4)	**	%
Peter Lacey	18,264,000(5)	38%
All executive officers and directors as a group (5 persons)	32,664,666	68%

* Based on 48,691,000 shares outstanding as of March 28, 2005
** Less than one percent

(1)	Includes 13,006,001 shares of common stock owned directly, 150,825 shares of common stock owned indirectly through a family trust and 100,000 options subject to exercise within the next 60 days.
(2)	Includes 1,000 shares of common stock owned directly and 332,800 options subject to exercise within the next 60 days..
(3)	Includes 80,000 shares of common stock owned directly and 100,000 options subject to exercise within the next 60 days.
(4)	Includes 276,500 shares of common stock owned directly and 100,000 options subject to exercise within the next 60 days.
(5)	Includes 18,164,000 shares of common stock owned directly and 100,000 options subject to exercise within the next 60 days.

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

From January 13, 2004 to December 31, 2004, the Company received advances from shareholders totaling $459,054. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2004, the entire balance of principal still outstanding.

On July 1, 2004, the Company entered into an agreement with Roseborough Holdings, Inc. Under the terms of the agreement, the Company pays a monthly amount, which is fixed from time to time by the board of directors, of $120,000 (Cdn.) per annum. Approximately $49,800 (USD) has been accrued under this agreement as of December 31, 2004.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd for the purchase and construction of its corporate headquarters. Under the terms of the agreement, a deposit in the amount of $95,000 (Cdn.) was paid on the property. The purchase price, as per the purchase contract, is $292,820 excluding GST, Paramount Holdings is an entity partially owned by one of the directors.

ITEM 13.  EXHIBITS

Exhibits

Exhibit 31 - Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Williams & Webster P.S.has served as the Company’s Principal Accountant since July 13, 2004. Their fees billed to the Company for the past two fiscal year are set forth below:

	Fiscal year ending December 31, 2004		Fiscal year ending December 31, 2003
Audit Fees	$9,000	+	$0
Audit Related Fees (Review)	$8,915		$0
Tax Fees	$0		$0
All Other Fees	$0		$0

Stark Winter Schenkein, LLP served as the Company’s Principal Accountant from April 4, 2003 until July 12, 2004. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ending December 31, 2003	Fiscal year ending December 31, 2002
Audit Fees	$4,000	$2,500
Audit Related Fees (Review)	$8,800	$1,500
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2004, the Company’s Board of Directors did not have a pre-approval policy for the fees of the principal accountant.  It is in the process of adopting such a policy.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.
By:	/s/ L. Mark Roseborough L. Mark Roseborough Chief Financial Officer March 31, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. MARK ROSEBOROUGH	Principal Executive Officer and Director	March 31, 2005
L. Mark Roseborough

/s/ MICHAEL MATVIESEN	Director	March 31, 2005
Michael Matviesen

/s/ PETER HIPP	Director	March 31, 2005
Peter Hipp

/s/ PETER LACEY	Director	March 31, 2005
Peter Lacey

/s/ HANS SCHROTH	Director	March 31, 2005
Hans Schroth