Form 10KSB/A
period 2004-12-31
EPOD International Inc
filed 2005-05-13
CIK 1079990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition and reorganization with Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire, and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into a contractual relationship with him on July 1, 2004.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition and reorganization with Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. The transaction was accomplished through an Exchange Agreement in which EPOD International Inc. exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares common stock of Cyokonos Corporation. During January 2004, the Company completed a reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Shareholders
EPOD International, Inc.
Kelowna, British Columbia

We have audited the accompanying consolidated balance sheet of EPOD International Inc. (a Nevada corporation and development stage enterprise) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended and for the period from July 11, 2003 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the predecessor company as of December 31, 2003, were audited by other auditors whose report dated May 28, 2004, expressed an unqualified opinion on those statements.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
EPOD International Inc.

We have audited the accompanying balance sheet of EPOD International Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the period July 11, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPOD International Inc. (A Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for the period July 11, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, has working capital and stockholder deficits and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado
May 28, 2004

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

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		From	From
	Year Ended	July 11, 2003	July 11, 2003
	December 31,	(Inception) to	(Inception) to
	2004	Dec 31, 2003	Dec. 31, 2004

REVENUE	$--	$--	$--

OPERATING EXPENSES
General and administrative	676,021	87,650	763,671
Legal and professional	210,101	4,998	215,099
Research and development	117,990	94,812	212,802
Amortization expense	434	--	434
Total Operating Expenses	1,004,546	187,460	1,192,006

LOSS FROM OPERATIONS	(1,004,546)	(187,460)	(1,192,006)

OTHER INCOME (EXPENSE)
Other income	400	--	400
Foreign currency transaction loss	(35,599)	--	(35,599)
Total Other Income (Expense)	(35,199)	--	(35,199)

NET LOSS BEFORE TAXES	(1,039,745)	(187,460)	(1,227,205)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	(1,039,745)	(187,460)	(1,227,205)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	--	(12,246)	(12,246)

NET COMPREHENSIVE LOSS	$(1,039,745)	$(199,706)	$(1,239,451)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	46,657,808	36,000,000

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

The accompanying notes are an integral part of these consolidated financial statements

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	From	From
Year Ended	July 11, 2003	July 11, 2003
December 31,	(Inception) to	(Inception) to
2004	Dec. 31, 2003	Dec. 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,039,745)	$(187,460)	$(1,227,205)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and expenses		120,005	4,998	125,003
Options issued for expenses		497,839	--	497,839
Changes in assets and liabilities:
Prepaid expenses		(2,692)	--	(2,692)
Accounts payable		148,478	--	148,478
Net cash used by operating activities		(276,115)	(182,462)	(458,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary		85	--	85
Changes in capital assets		(2,058)	--	(2,058)
Changes in long term assets		(78,964)	--	(78,964)
Net cash provided (used) by investing activities		(80,937)	--	(80,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash		--	2	2
Proceeds from short-term borrowings - related parties		356,724	195,255	551,979
Net cash provided by financing activities		356,724	195,257	551,981

NET INCREASE (DECREASE) IN CASH		(327)	12,795	12,468

Other comprehensive gain (loss) - foreign currency translation		--	(12,246)	(12,246)

CASH, BEGINNING OF PERIOD		549	--	--

CASH, END OF PERIOD		$222	$549	$222

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$--	$--	$--
Income taxes paid	$		$--	$--

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses		$120,005	$4,998	$125,003
Options issued for expenses		$497,839	$--	$497,839

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

During 2003, EPOD International Inc. (the “Company”) exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares common stock of Cyokonos Corporation (“Cyokonos”) a Nevada corporation. During January 2004, the Company completed a reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004. During September 2004, the Company completed a two-for-one stock split of its common stock. All references to common stock shares in these financial statements and notes have been restated to reflect this stock split. (See Note 4).

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

During 2003, the Company exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares of common stock of Cyokonos Corporation. During January 2004, the Company completed a reorganization with Cyokonos Corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

From July 11, 2003 to December 31, 2004, the Company received advances from shareholders totaling $459,054, including $100,255 through December 31, 2003. These advances are unsecured, non-interest bearing and have no stated maturity.

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

35

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.
By:	/s/ L. Mark Roseborough L. Mark Roseborough Chief Financial Officer May 13, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. MARK ROSEBOROUGH	Principal Executive Officer and Director	May 13, 2005
L. Mark Roseborough

/s/ MICHAEL MATVIESEN	Director	May 13, 2005
Michael Matviesen

/s/ PETER HIPP	Director	May 13, 2005
Peter Hipp

/s/ PETER LACEY	Director	May 13, 2005
Peter Lacey

/s/ HANS SCHROTH	Director	May 13, 2005
Hans Schroth