Form 10QSB
period 2005-03-31
EPOD International Inc
filed 2005-05-16
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 13, 2005 there were 48,691,000 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$145,469	$222
Prepaid expenses	2,680	2,692
Total Current Assets	148,149	2,915

PROPERTY, PLANT AND EQUIPMENT (NET)	1,832	2,058

OTHER ASSETS
Deposits	78,964	78,964

TOTAL ASSETS	$228,945	$83,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$108,281	$99,630
Compensation payable	74,403	49,848
Shareholder advances	567,379	459,054
Notes payable - shareholder	95,000	95,000
Total Current Liabilities	845,063	703,533

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
46,967,630 and 46,740,630 issued and outstanding, respectively	23,484	23,370
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	598,101	497,839
Additional paid-in capital	245,638	119,915
Accumulated deficit during development stage	(1,449,825)	(1,227,205)
Accumulated other comprehensive income (loss)	(12,246)	(12,246)
Total Stockholders' Deficit	(616,118)	(619,597)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$228,945	$83,936

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

					Period from
		Three Months		Three Months	July 11, 2003
		Ended		Ended	(Inception) to
		March 31, 2005		March 31, 2004	March 31, 2005
		(unaudited)		(unaudited)	(unaudited)
REVENUE		$-		$-	$-

OPERATING EXPENSES
General and administrative		107,675		17,880	871,346
Legal and professional		59,308		-	274,407
Research and development		56,729		9,161	269,531
Amortization expense		226		-	660
Total Operating Expenses		223,938		27,041	1,415,944

LOSS FROM OPERATIONS		(223,938)		(27,041)	(1,415,944)

OTHER INCOME (EXPENSE)
Other Income		-		-	400
Foreign currency transaction gain (loss)		1,318		-	(34,281)
Total other income (expense)		1,318		-	(33,881)

LOSS BEFORE TAXES		(222,620)		(27,041)	(1,449,825)

PROVISION FOR INCOME TAXES		-		-	-

NET LOSS		(222,620)		(27,041)	(1,449,825)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		-		(2,032)	(12,246)

NET COMPREHENSIVE LOSS		$(222,620)		$(29,073)	$(1,462,071)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED		46,816,297		25,999,633

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Discount on Common Stock	Deficit Accumulated During Development Stage	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Common stock issued for cash on July 11, 2003	14,400	$7	$-	$-	$(5)	$-	$-	$2

Common stock issued for services	35,985,600	17,993	-	-	(12,995)	-	-	4,998

Foreign currency translation gain (loss)	-	-	-	-	-	-	(12,246)	(12,246)

Net loss for period ended December 31, 2003	-	-	-	-	-	(187,460)	-	(187,460)

Balance, December 31, 2003	36,000,000	18,000	-	-	(13,000)	(187,460)	(12,246)	(194,706)

Reverse acquisition and recapitalization	10,560,000	5,280	-	-	(8,270)	-	-	(2,990)

Common stock issued for services at $0.37 per share	108,000	54	39,636	-	-	-	-	39,690

Options issued for services	-	-	-	30,195	-	-	-	30,195

Common stock issued for services at $0.58	18,630	9	10,844	-	-	-	-	10,853

Common stock issued for services at $1.29 per share	54,000	27	69,435	-	-	-	-	69,462

Options issued for services	-	-	-	68,653	-	-	-	68,653

Options issued for services	-	-	-	259,852	-	-	-	259,852

Options issued to directors for services	-	-	-	139,139	-	-	-	139,139

Net loss for period ended December 31, 2004	-	-	-	-	-	(1,039,745)	-	(1,039,745)

Balance, December 31, 2004	46,740,630	23,370	119,915	497,839	(21,270)	(1,227,205)	(12,246)	(619,597)

Options issued for services	-	-	-	48,262	-	-	-	48,262

Common stock issued for services at $1.03	27,000	14	27,824	-	-	-	-	27,837

Common stock/warrants issued for cash at $0.75	200,000	100	97,900	52,000	-	-	-	150,000

Net loss for period ended March 31, 2005	-	-	-	-	-	(222,620)	-	(222,620)

Balance, March 31, 2005 (unaudited)	46,967,630	$23,484	$245,638	$598,101	$(21,270)	$(1,449,825)	$(12,246)	$(616,118)

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Period From
	Three Months	Three Months	July 11, 2003
	Ended	Ended	(Inception) to
	March 31, 2005	March 31, 2004	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,620)	$(12,373)	$(1,449,825)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services
and expenses	27,837	-	152,840
Options issued for expenses	48,262	-	546,101
Depreciation and amortization	226	-	660
Changes in assets and liabilities:
Prepaid expenses	12	-	(2,680)
Accounts payable	8,650	-	157,128
Net cash used by operating activities	(137,632)	(12,373)	(595,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary	-	85	85
Purchase of property and equipment	-	-	(2,492)
Payment of deposits	-	-	(78,964)
Net cash provided (used) by investing activities	-	85	(81,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	150,000	-	150,002
Proceeds from short-term borrowings - related parties	132,880	12,367	684,859
Net cash provided by financing activities	282,880	12,367	834,861

NET INCREASE (DECREASE) IN CASH	145,247	79	157,715

Other comprehensive gain (loss) - foreign currency translation	-	-	(12,246)

CASH, BEGINNING OF PERIOD	222	549	-

CASH, END OF PERIOD	$145,469	$628	$145,469

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses	$27,837	$-	$152,840
Options issued for expenses	$48,262	$-	$546,101

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying financial statements should be read in conjunction with the audited financial statements of Cyokonos Corporation as of December 31, 2003 for the period from inception (February 16, 1999) to December 31, 2003 as filed with the Securities and Exchange Commission on May 28, 2004 and the audited financial statements of EPOD International Inc. as of December 31, 2004 for the year ended 2004, as filed with the Securities and Exchange Commission on March 31, 2005 and amended on May 13, 2005.

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

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

The Organization:
The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to March 31, 2005.

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

From July 11, 2003 (inception) to March 31, 2005, the Company has incurred losses aggregating $1,449,825 with $222,620 being in the quarter ended March 31, 2005. At March 31, 2005, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and it’s ability to meet its obligations as they come due contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to March 31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will climb to $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Comprehensive Income (Loss)
The Company has adopted Statements on Financial Accounting Standards 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company’s net income (loss) or total stockholders’ equity. SFAS No. 130 requires unrealized gains and losses on the Company’s foreign currency translation to be included in comprehensive income.

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

Stock Options and Warrants
The Company’s accounting is in accordance with Statements of Financial Accounting Standards No. 123 and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in futures years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2005, the Company has federal net operating loss carryforwards of approximately $1,262,365, which expire in the years 2019 through 2024. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account to March 31, 2005 was $429,204, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes, as these losses originated outside of the U.S.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. For purposes of computing depreciation, the useful life of office equipment is deemed to be three years. The following is a summary of equipment, and accumulated depreciation:

	March 31, 2005	December 31, 2004
Office Equipment	$2,492	$2,492
Less accumulated depreciation	(660)	(434)
Total Net Equipment	$1,832	$2,058

Depreciation expense for the quarter ended March 31, 2005 is $226 and for the period from July 11, 2003 (inception) to March 31, 2005 was $660. The Company evaluates the recoverability of equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

During the quarter ended March 31, 2005 the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the units will receive, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units will not be registered pursuant to the Securities Act, but rather is being made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation 8. As of March 31, 2005,  200,000 units for $150,000 have been subscribed to through the private placement, with common shares valued at $97,900, warrants valued at $11,000 and piggyback warrants at $41,000.

During the quarter ended March 31, 2005, an unaffiliated individual provided services, valued at $27,838 to the Company in exchange for 27,000 shares of the Company’s common stock. As of March 31, 2005, 18,000 of these shares have not yet been administratively issued.

On July 1, 2004, the Company entered into 12-month contracting agreement with an unaffiliated consultant. For the month of July 2004, the Company recognized past efforts under a verbal agreement whereby the Company paid monthly fees of $2,500 in cash and $2,500 in free trading stock of the Company for May through July 2004. For the month of August 2004, the Company paid half the monthly fees in cash and deferred half in the above valuation, at the contractor’s election. During September 2004 through March 2005 no additional shares were issued, however, at December 31, 2004, $10,853 has been accrued for 18,630 shares of common stock for the period of May through August. These shares are authorized and considered issuable at March 31, 2005.

NOTE 5 - COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor that is determined for each option transaction in accordance with Statements on Financial Accounting Standards No. 123.

Non-Executive Compensation
On January 21, 2004 the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the Board. No non-executive options were granted as of March 31, 2005.

Consultant Compensation
On March 15, 2004, the Company entered into a two year contracting agreement with a law corporation for business services and advice. For each year of the two year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and the lowest price at which the Company grants any options to any person from and after March15, 2005 for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15 2004 using the Black-Scholes option price calculation was $36,234 (USD), of which $6,040 has been recorded in the quarter ended March 31, 2005. The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes option price calculation was $94,755 (USD), of which $7,896 has been recorded in the quarter ended March 31, 2005.

On July 1, 2004, the Company granted to a consultant, for services provided, a two-year option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000, of which $34,327 has been recorded in the quarter ended March 31, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

From inception to March 31, 2005, the Company received advances from shareholders totaling $567,379, of which $108,325 was recorded in the current quarter. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of March 31, 2005, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN ($99,696 USD) per annum. Approximately $74,403 (USD) has been accrued under this agreement as of March 31, 2005.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd, a related entity. Under the terms of the agreement, a deposit in the amount of $95,000 CDN ($78,964 U.S.D.) was paid on a property currently under construction. The purchase price, as per the purchase contract, is $292,820 CDN excluding GST, with occupancy scheduled for late May 2005.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd. See Note 6.

On February 12, 2005, the Company entered into an agreement with Simmax Energy (CA), LLC, to install EPOD's electric power storage system, the EPOD EMT, at a Simmax location. The EMT is the Company's core product offering, which is an energy storage and peak-shaving system that allows commercial and industrial power users to reduce their electric power expenses. Simmax Energy is a distributed power generation vendor providing onsite electric power and heating to industrial and commercial customers. This is the first installation of the EPOD EMT by the Company. The transaction is awaiting approval from the Simmax board of directors.

During March of 2005, the Company entered into an agreement with Stepp Law Group to act on their behalf as an escrow agent in the private placement of securities. See Note 4.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about March 31, 2005, as amended on May 13, 2005.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition and reorganization Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999.

During January 2004, the Company completed the reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

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

EPOD offers three management and conversion products. First, the “EPOD Rectifier” is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency. Second, the “EPOD Inverter” has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency. Third, the “EPOD Power Controller” significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD Power Controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD Power Controller in the circuit. The ability of the Power Controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD Power Controller increased the overall useful work completed by the battery by up to 30%. The Company is also developing other innovative products with synergetic technologies.

The Company has begun construction of one of its systems in Calgary, Alberta, Canada, which should become operational during the fiscal second quarter. As previously reported, the Company is still in negotiations for an agreement with Simmax Energy (CA), LLC, to install EPOD's electric power storage system, the EPOD EMT. Simmax Energy, a distributed power generation vendor providing onsite electric power and heating to industrial and commercial customers, has agreed to install EPOD's proprietary EMT energy storage system at a client site. The installation of the EMT will result in a reduction of the client's electric power costs. The lower power costs will come through a combination of 'peak shaving', a process whereby electric power is purchased and stored during less-expensive, off-peak periods for subsequent use during peak business hours, and the reduction of standby and demand charges. The EPOD EMT is also ideally suited to the onsite or distributed generation markets, allowing users to sell surplus electricity to their local utility. This is the initial installation of the EPOD EMT and is to be operated and maintained by EPOD for a period of five years, during which approximately 50% of energy savings will be paid to EPOD. The installation is still awaiting Simmax Board approval.

During the year, EPOD has researched, developed and successfully produced a low power, single cell, vanadium redox battery. Additionally, in a joint research and technology development effort between EPOD and Barrett Engineering Inc. of San Diego, California, EPOD completed the successful conversion and testing of a hydrogen-fueled motor, successfully converted a Honda GX160 gasoline-fueled motor to operate using hydrogen. Testing is continuing

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. However, it has acquired office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The purchase price of the approximately 2,500 square foot office facility was CDN$292,820 and is currently under construction with occupancy scheduled for late May 2005.

During the quarter, the Company’s common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol “EDU.” The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe. The Frankfurt Stock Exchange, which offers fully electronic trading facilities, is the largest of eight German stock exchanges and ranks amongst the NYSE, Nasdaq, and London as one of the world's largest stock exchanges.

At the end of March 2005, the Company entered into an agreement with the Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the Units will receive, as a Unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock at an exercise price of $2.00 per share. As of March 31, 2005, 200,000 Units had been subscribed for gross proceeds of $150,000. The Company makes no representations regarding the success of this placement.

Subsequent to the quarter, the Company announced the appointment of Mr. George Drazenovic, CGA, MBA, CFA, to EPOD's senior management team as Chief Financial Officer, bringing with him significant corporate development and financial management experience.

GENERAL

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ended March 31, 2005, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2005 AND INCEPTION (JULY 11, 2003) TO MARCH 31, 2005

Revenue. The Company had no revenues for the quarter ended March 31, 2005 and had non-operating revenues totaling $400 from inception to March 31, 2005 The Company expects to experience operating revenues for fiscal year 2005 with the potential implementation of the new construction projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative costs and legal fees during the quarter ended March 31, 2005 of $107,675 and $59,308 respectively, compared to $871,346 and $274,407 respectively from inception to March 31, 2005. Additionally, the Company incurred research and development costs of $56,729 during the quarter ended March 31, 2005 and has incurred research and development expenses of $269,531 from inception to March 31, 2005. The Company expects general and administrative expenses to increase substantially during fiscal year 2005 as the Company ramps up its sales and increases its employee base.

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $222,620 for quarter-ended March 31, 2005, and a cumulative net loss of $1,449,825 from inception to March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED MARCH 31, 2005

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of March 31, 2005, the Company had cash and cash equivalents of $145,469 and current liabilities of $845,063.

Operating Activities. During the quarter ended March 31, 2005, the Company had negative cash flows from operating activities of $137,632 and recorded an operating loss of $222,620. As of March 31, 2005, the Company had an accumulated operating deficit of $1,449,825.

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $567,379. These advances are due upon demand. In addition, during the period from inception to March 31, 2005, the Company entered into a promissory note and loan agreement for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In the quarter ending March 31, 2005, the Company received from a private placement investor $150,000 in return for 200,000 share of common stock, 200,000 warrants to purchase common stock at an exercise price of $1.50 per share and 200,000 warrants to purchase common stock at an exercise price of $2.00 per share.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2005 the Company has incurred a net loss of $1,449,825. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of March 31, 2005 is $145,469. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to March31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The anticipated source of these funds will be from a private placement of its equity securities. (See Note 4). The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

If no additional funding is received, the Company will be forced to rely on funds loaned by the officers and directors. The officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be primarily unable to move its business plan forward, and would, instead, delay all cash intensive activities. Should the Company be unable to raise additional financing, it cannot assure that it would be able to maintain operations.

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At March 31, 2005 and through the date of this filing, the Company was not involved in any legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, the Company received a subscription for 200,000 unregistered shares of common stock. As of May 13, 2005, these shares have not yet been issued.

Item 6. Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulation S-B:

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by L. Mark Roseborough, President of EPOD International Inc.

32.1- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by L. Mark Roseborough, President and Chief Financial Officer of EPOD International, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH

L. Mark Roseborough
Chief Financial Officer
May 16, 2005