Form 10QSB
period 2005-06-30
EPOD International Inc
filed 2005-08-15
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-32327

________

EPOD INTERNATIONAL INC.

(formerly known as Cyokonos Corporation)

(Name of Small Business Issuer in its Charter)

Nevada	91-1953719
(State of Incorporation)	(IRS Employer ID. No.)

2223 Hayman Road, Kelowna, British Columbia, Canada	V1Z 1Z6
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (250) 769-0130

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2005 there were 46,875,256 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31,
	(unaudited)	2004
ASSETS

CURRENT ASSETS
Cash	$11,866	$222
GST receivable (sales tax)	3,149	-
Prepaid expenses	32,072	2,692
Total Current Assets	47,087	2,915

PROPERTY, PLANT AND EQUIPMENT (NET)	47,432	2,058

OTHER ASSETS
Deposits	78,964	78,964
TOTAL ASSETS	$173,483	$83,936

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$95,061	$99,630
Compensation payable	122,385	49,848
Shareholder advances	608,106	459,054
Notes payable - shareholder	95,000	95,000
Total Current Liabilities	920,552	703,533

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0005 par value; 75,000,000 shares authorized,
47,172,287 and 46,740,630 issued and outstanding, respectively	23,590	23,370
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,096,181	497,839
Additional paid-in capital	424,740	119,915
Accumulated deficit during the development stage	(2,258,065)	(1,227,205)
Accumulated other comprehensive income (loss)	(12,246)	(12,246)
Total Stockholders' Equity (Deficit)	(747,070)	(619,597)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$173,483	$83,936

The accompanying condensed notes are an integral part of these financial statements.

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005 (unaudited)	Three Months Ended June 30, 2004 (unaudited)	Six Months Ended June 30, 2005 (unaudited)	Six Months Ended June 30, 2004 (unaudited)	Period from July 11, 2003 (Inception) to June 30, 2005 (unaudited)
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	642,358	83,885	750,033	85,065	1,513,704
Legal and professional	31,552	80,273	90,860	96,203	305,959
Research and development	137,855	27,210	194,584	36,371	407,385
Amortization Expense	799	-	1,025	-	1,460
Total Operating Expenses	812,564	191,368	1,036,502	217,639	2,228,508

OPERATING LOSS	(812,564)	(191,368)	(1,036,502)	(217,639)	(2,228,508)

OTHER INCOME (EXPENSE)
Other Income	-		-		400
Foreign Currency Transaction Gain (Loss)	4,324		5,642		(29,957)
Total Other Income (Expense)	4,324	-	5,642	-	(29,557)

NET LOSS BEFORE TAXES	(808,240)	(191,368)	(1,030,860)	(217,639)	(2,258,065)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(808,240)	(191,368)	(1,030,860)	(217,639)	(2,258,065)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(2,032)		(2,032)	(12,245)

NET COMPREHENSIVE LOSS	$(808,240)	$(193,400)	$(1,030,860)	$(219,671)	$(2,270,310)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	47,035,849	23,311,500	47,035,849	23,302,500

The accompanying condensed notes are an integral part of these financial statements.

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY (DEFICIT)

	Common Stock		Additional	Stock Options	Discount on	Deficit Accumulated During	Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	and Warrants	Common Stock	Development Stage	Income (Loss)	Equity (Deficit)
Common stock issued for cash on July 11, 2003	14,400	$7	$-	$-	$(5)	$-	$-	$2

Common stock issued for services	35,985,600	17,993	-	-	(12,995)	-	-	4,998

Foreign currency translation gain (loss)	-	-	-	-	-	-	(12,246)	(12,246)

Net loss for period ended December 31, 2003	-	-	-	-	-	(187,460)	-	(187,460)

Balance, December 31, 2003	36,000,000	18,000	-	-	(13,000)	(187,460)	(12,246)	(194,706)

Reverse acquisition and recapitalization	10,560,000	5,280	-	-	(8,270)	-	-	(2,990)

Common stock issued for services at $0.37 per share	108,000	54	39,636	-	-	-	-	39,690

Options issued for services	-	-	-	30,195	-	-	-	30,195

Common stock issued for services at $0.58 per share	18,630	9	10,844	-	-	-	-	10,853

Common stock issued for services at $1.29 per share	54,000	27	69,435	-	-	-	-	69,462

Options issued for services	-	-	-	68,653	-	-	-	68,653

Options issued for services	-	-	-	259,852	-	-	-	259,852

Options issued to directors for services	-	-	-	139,139	-	-	-	139,139

Net loss for period ended December 31, 2004	-	-	-	-	-	(1,039,745)	-	(1,039,745)

Balance, December 31, 2004	46,740,630	23,370	119,915	497,839	(21,270)	(1,227,205)	(12,246)	(619,597)

Options issued for services	-	-	-	527,842	-	-	-	527,842

Common stock issued for services at $1.13 per share	54,000	27	61,088	-	-	-	-	61,115

Common stock issued for services at $1.28 per share	40,000	20	51,180	-	-	-	-	51,200

Common stock issued for services at $1.10 per share	22,156	12	24,273	-	-	-	-	24,285

Common stock issued for services at $1.21 per share	5,001	5	6,065	-	-	-	-	6,070

Common stock/warrants issued for cash at $0.75	310,500	155	162,220	70,500	-	-	-	232,875

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-

Net loss for period ended June 30, 2005	-	-	-	-	-	(1,030,860)	-	(1,030,860)

Balance, June 30, 2005 (unaudited)	47,172,287	$23,590	$424,740	$1,096,181	$(21,270)	$(2,258,065)	$(12,246)	$(747,070)

The accompanying condensed notes are an integral part of these financial statements.

EPOD International Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
	Six Months	Six Months	July 11, 2003
	Ended	Ended	(Inception) to
	June 30, 2005	June 30, 2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,030,860)	$(217,639)	$(2,258,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services
and expenses	142,670	39,690	267,673
Options issued for expenses	527,842	103,179	1,025,681
Changes in assets and liabilities:
Accounts receivable	(3,149)	-	(3,149)
Prepaid expenses	(29,380)	(146)	(32,072)
Accounts payable	(4,569)	27,078	143,909
Net cash used by operating activities	(397,446)	(47,838)	(856,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary	-	85	85
Changes in capital assets	(45,374)	-	(47,432)
Changes in long term assets	-	-	(78,964)
Net cash provided (used) by investing activities	(45,374)	85	(126,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	232,875	-	232,877
Proceeds from short-term borrowings - related parties	221,589	49,369	773,568
Net cash provided by financing activities	454,464	49,369	1,006,445

NET INCREASE (DECREASE) IN CASH	11,643	1,616	24,111

Other comprehensive gain (loss) - foreign currency translation	-	(2,032)	(12,246)

CASH, BEGINNING OF PERIOD	222	549	-

CASH, END OF PERIOD	$11,866	$133	$11,866

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses	$142,670	$39,690	$267,673
Options issued for expenses	$527,842	$103,179	$1,025,681

The accompanying condensed notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005

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

During 2003, EPOD International Inc. (the “Company”) exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares of common stock of Cyokonos Corporation (“Cyokonos”) a Nevada corporation. During January 2004, the Company completed a reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on or about April 7, 2004. During September 2004, the Company completed a two-for-one stock split of its common stock. All references to shares of common stock in these financial statements and notes have been restated to reflect this stock split (see Note 4). On May 9, 2005, a wholly owned subsidiary was incorporated in Canada with a corporate name of EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence (see Note 2).

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

The Organization

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to June 30, 2005. The Company currently has two wholly owned subsidiaries, EPOD Industries Inc. incorporated in Canada and EPOD Corporation, incorporated in the Bahamas.

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

From July 11, 2003 (inception) to June 30, 2005, the Company has incurred losses aggregating $2,258,065 with $808,240 being in the quarter ended June 30, 2005. At June 30, 2005, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet obligations on a timely basis.

For the twelve-month period subsequent to June 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan, however results are uncertain.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

Translation of Financial Statements

The U.S. dollar is the functional currency of the Company. The Canadian dollar is the functional currency of EPOD Industries Inc., the Canadian subsidiary. Canadian bank accounts are maintained and are translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EPOD Corporation, a Bahamian corporation and EPOD Industries Inc., a Canadian corporation. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

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

At June 30, 2005, the Company has federal net operating loss carryforwards of approximately $2,070,605, which expire in the years 2019 through 2024. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account to June 30, 2005 was $704,006, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for United States income tax purposes, as these losses originated outside of the United States.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. For purposes of computing depreciation, the useful lives of the equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years

The following is a summary of equipment, and accumulated depreciation:

	June 30, 2005	December 31, 2004
Storage Equipment	$4,719	$-
Less accumulated depreciation	(118)	-
Power Generator	38,800	-
Less accumulated depreciation	(388)	-
Equipment	2,880	-
Less accumulated depreciation	(71)	-
Computer Equipment	2,492	2,492
Less accumulated depreciation	(882)	(434)
Total Net Equipment	$47,432	$2,058

Depreciation expense for the quarter ended June 30, 2005 was $799 and for the period from July 11, 2003 (inception) to June 30, 2005 was $1,460. The Company evaluates the recoverability of equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

During the quarter ended March 31, 2005, the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons,” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount up to $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the units will receive, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units will not be registered pursuant to the Securities Act, but rather is being made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation 8. As of June 30, 2005, 310,500 units for $232,875 have been subscribed to through the private placement, with common shares valued at $151,375, warrants valued at $16,500 and piggyback warrants at $65,000. These shares have not yet been administratively issued. As of June 30, 2005, 200,000 warrants that were purchased with units in the first quarter and were valued at $11,000 have expired. The piggy back warrants are still outstanding until May 17, 2006.

During the six months ended June 30, 2005, an unaffiliated individual provided services, valued at $61,088 to the Company in exchange for 54,000 shares of the Company’s common stock. As of June 30, 2005, 45,000 of these shares have not yet been administratively issued.

On July 1, 2004, the Company entered into twelve-month contracting agreement with an unaffiliated consultant. For the month of July 2004, the Company recognized past efforts under a verbal agreement whereby the Company paid monthly fees of $2,500 (Cdn) in cash and $2,500 (Cdn) in common stock of the Company for May through July 2004. For the month of August 2004, the Company paid half the monthly fees in cash and deferred half in the above valuation, at the contractor’s election. During September 2004 through June 2005 no additional shares were issued. At June 30, 2005, the Company recognized additional past efforts for the contract period through a verbal agreement whereby the Company paid a fee of $5,000 (Cdn) in free trading stock of the Company. At that time, 5,001 shares of common stock were accrued. In total, 23,631 shares valued at $16,923 are accrued, authorized and considered issuable at June 30, 2005.

During the quarter ended June 30, 2005, an unaffiliated individual provided services, valued at $12,059 to the Company in exchange for 9,800 shares of the Company’s common stock. The Company also recognized past services of the individual valued at $12,225 in exchange for 12,356 shares of the Company’s common stock. As of June 30, 2005, these shares had not yet been administratively issued.

On June 30, 2005, the Company issued 40,000 shares of the Company’s common stock to a law corporation in lieu of payment of outstanding invoices for business services and advice (see Note 7).

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

Non-Executive Compensation

On January 21, 2004, the Company’s Board of Directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the Board. No non-executive options were granted as of June 30, 2005.

Consultant Compensation

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the two-year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234 (USD). The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $21,457 has been recorded in the quarter ended June 30, 2005.

On July 1, 2004, the Company granted to a consultant, for services provided, a two-year option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000, of which $34,327 has been recorded in the quarter ended June 30, 2005.

On April 1, 2005, the Company granted two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $423,797, recorded in the quarter ended June 30, 2005. The contract also indicates that 200,000 options for each consultant will be granted and vest as of April 1, 2006 and April 1, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

From inception to June 30, 2005, the Company received advances from shareholders totaling $608,106, of which $40,727 were recorded in the current quarter. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of June 30, 2005, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum. Approximately $97,908 (USD) has been accrued under this agreement as of June 30, 2005.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd, a related entity. Under the terms of the agreement, a deposit in the amount of $95,000 CDN ($78,964 USD) was paid on an office property currently under construction. The purchase price, as per the purchase contract, is $292,820 CDN excluding GST, with occupancy scheduled for September 2005.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into twelve-month consulting agreement whereby the Company pays monthly fees of $5,000 CDN. At the consultant’s election, a portion of the fees may be paid in common stock. This agreement expired as of June 30, 2005 but is expected to be renewed.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN plus G.S.T. (approx. $99,696 USD) per annum plus stock options. Approximately $28,833 (USD) has been accrued under this agreement as of June 30, 2005. On June 8, 2005, notice was provided for termination of contract. All others details regarding the termination notice are in the process of negotiation.

NOTE 8 - SUBSEQUENT EVENTS

On or about August 8, 2005, the Company ministerially issued 23,630 shares of restricted common stock to a public relations consultant for services rendered; issued 40,000 shares of restricted common stock to a law corporation in lieu of outstanding invoices; issued 22,126 shares of restricted common stock to a consultant for services rendered; and issued 58,500 shares of restricted common stock for to a consultant for services rendered. (See Note 4).

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”“will,”“should,”“could,”“expect,”“plan,”“intend,”“anticipate,”“believe,”“estimate,”“predict,”“potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about March 31, 2005, as amended on May 13, 2005.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition and reorganization of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999.

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

A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. On May 9, 2005, a wholly owned subsidiary was incorporated in Canada with a corporate name of EPOD Industries Inc.

The Company is an integrated energy services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the “Energy Pod,” or “EPOD,” which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod products manage and manipulate electrical energy. The Company provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage, conversion and energy management products allowing users to significantly increase power sales revenue, reduce their power costs and increase their power quality.

Primarily, the Company provides commercial and industrial power users with power storage systems, which can assist with, increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT (“Energy Management Technology”) power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets. In July, the Company also announced that it has completed the sale of one of its EMT Power Storage Systems, a 150 kilowatt hour, 75 kilowatt discharge power storage system for installation at Agro Equipment in Calgary, Alberta. The deal, valued at approximately $80,000 (USD), is the Company’s first sale in Alberta. Installation is to begin immediately with completion scheduled for the end of August.

In May, the Company announced that Mr. George Drazenovic, CGA, MBA, CFA, joined the Company’s senior management team as Chief Financial Officer, bringing with him significant corporate development and financial management experience. Mr. Drazenovic comes from one of North America's premier utility organizations, BC Hydro, where he evaluated, structured, and promoted wind, wave, and biomass energy opportunities. Prior to BC Hydro, Mr. Drazenovic was a controller for a real estate and development organization and accountant for an internationally recognized public accounting firm.

In addition to Mr. Drazenovic, the Company announced in June that Dr. Lou Stamenic, P.Eng. has joined the Company’s Board of Directors. Dr. Stamenic is currently Faculty and Research & Development Program Head of the British Columbia Institute of Technology, a post he has held since 1997. Dr. Stamenic has extensive solar energy and electrical engineering experience with specific expertise in building-integrated photovoltaic (BIPV) and turn-key photovoltaic system implementation. In addition to his BCIT post, Dr. Stamenic is an adjunct professor at the University of Belgrade, Serbia. He holds a Ph.D and M.Sc. in Electrical/Mechanical Engineering in the field of photovoltaics, is the founder and manager of the Photovoltaic Energy Applied Research Lab (PEARL) and is the past President of the Canadian Solar Industries Association.

The Company’s research and developments remain strong. In July, the wholly owned Canadian subsidiary of the Company entered into a technology development agreement with the University of British Columbia to develop an advanced, hybrid supercapacitor-based battery. The Company will co-develop, in concert with the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering, an alternative power storage solution to conventional lead-acid batteries for large-scale commercial/industrial applications. The EPOD hybrid battery, which already demonstrates many performance characteristics equivalent to lead-acid batteries, is anticipated to feature substantially lower cost, higher power and energy density, longer lifespan, and will be virtually environmentally benign. This hybrid battery will also be able to be charged and discharged at a much higher rate than lead-acid batteries.

The Company also announced in July that it had entered into a joint-venture agreement to explore the acquisition of a solar panel manufacturing facility. In conjunction with one of its Board members, Mr. Peter Lacey, the Company is exploring the acquisition of a 51% controlling interest in Heliodomi S.A., a thin-film, amorphous silicon solar panel manufacturing plant. The facility, when complete, will also provide building-integrated photovoltaic (BIPV') manufacturing capacity. The Company believes that turn-key solar solutions fit strategically with its advanced Inverter and power management technology. Closing of such an acquisition, if it occurs, is subject to the negotiation and execution of definitive documents and the Company obtaining adequate financing.

During the year, the Company has also researched, developed and successfully produced a low power, single cell, vanadium redox battery. Additionally, in a joint research and technology development effort between EPOD and Barrett Engineering Inc. of San Diego, California, EPOD completed the successful conversion and testing of a hydrogen-fueled motor, successfully converted a Honda GX160 gasoline-fueled motor to operate using hydrogen. Testing is continuing.

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. However, it has acquired 2,500 square feet of office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. Occupancy was originally scheduled for May 2005 and has been moved to sometime in September 2005.

From a financing perspective, at the end of March 2005, the Company entered into an agreement with the Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the Units will receive, at $0.75 per Unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock at an exercise price of $2.00 per share. As of June 30, 2005, 310,500 Units had been subscribed for gross proceeds of $232,875. The Company makes no representations regarding the success of this placement.

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

Our common stock trades under the symbol “EPOI” on the OTC Bulletin Board. Our principal executive offices are located at 2223 Hayman Road, Kelowna, British Columbia V1Z 1Z6 and our telephone number is (250) 769-0130. Our website is located at www.epodinc.com.

GENERAL

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ended June 30, 2005, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2005 AND INCEPTION (JULY 11, 2003) TO JUNE 30, 2005

Revenue. The Company had no revenue for the quarter ended June 30, 2005 and had non-operating revenues totaling $400 from inception to June 30, 2005. The Company expects to experience operating revenues for fiscal year 2005 with the implementation of the new construction projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended June 30, 2005 of $642,358 and $31,552 respectively, compared to $1,513,704 and $305,959 respectively from inception to June 30, 2005. Additionally, the Company incurred research and development costs of $137,855 during the quarter ended June 30, 2005 and has incurred research and development expenses of $407,385 from inception to June 30, 2005. The Company expects general and administrative expenses to increase during the remainder of fiscal year 2005 as the Company ramps up its sales and increases its employee base.

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $808,240 for quarter-ended June 30, 2005, and a cumulative net loss of $2,258,065 from inception to June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED JUNE 30, 2005

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of June 30, 2005, the Company had cash and cash equivalents of $11,866 and current liabilities of $920,552.

Operating Activities. During the quarter ended June 30, 2005, the Company had negative cash flows from operating activities of $397,446 and recorded an operating loss of $808,240. As of June 30, 2005, the Company had an accumulated operating deficit of $2,258,065.

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $608,106. These advances are due upon demand. In addition, during the period from inception to June 30, 2005, the Company entered into a promissory note and loan agreement for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. During the six months ended June 30, 2005, the Company received from private placement investors $232,875 in return for 310,500 shares of common stock, 310,500 warrants to purchase common stock at an exercise price of $1.50 per share and 310,500 warrants to purchase common stock at an exercise price of $2.00 per share.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2005 the Company has incurred a net loss of $2,258,065. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of June 30, 2005 is $11,866. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to June 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The anticipated source of these funds will be from a private placement of its equity securities (see Note 4). The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of June 30, 2005, the Company was not involved in any legal proceedings.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities for the three months ended June 30, 2005 (see Note 8)

Item 6. Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulation S-B:

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by L. Mark Roseborough, President of EPOD International Inc.

31.2 - Rule 13a-14(a)/15d-14(a) Certification, executed by George Drazenovic, Chief Financial Officer of EPOD International Inc.

32.1- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by L. Mark Roseborough, President and Chief Executive Officer of EPOD International, Inc.

32.2- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by George Drazenovic, Chief Financial Officer of EPOD International Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH

L. Mark Roseborough
Chief Executive Officer
August 15, 2005

EPOD INTERNATIONAL INC.

By:	/s/ GEORGE DRAZENOVIC

George Drazenovic
Chief Financial Officer
August 15, 2005