Form 10QSB
period 2005-09-30
EPOD International Inc
filed 2005-11-14
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 9, 2005 there were 47,482,178 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS

CURRENT ASSETS
Cash	$95,143	$222
Accounts receivable	826	-
GST refund receivable	4,599	-
Prepaid expenses	64,650	2,692
Total Current Assets	165,218	2,915

PROPERTY, PLANT AND EQUIPMENT (NET)	334,441	2,058

OTHER ASSETS
Deposits	-	78,964
TOTAL ASSETS	$499,659	$83,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,794	$99,630
Compensation payable	180,873	49,848
Shareholder advances	624,263	459,054
Notes payable - shareholder	95,000	95,000
Notes payable	238,065	-
Total Current Liabilities	1,283,995	703,533

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
47,517,695 and 46,740,630 issued and outstanding, respectively	23,831	23,370
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,104,013	497,839
Additional paid-in capital	696,370	119,915
Accumulated deficit during the development stage	(2,575,035)	(1,227,205)
Accumulated other comprehensive income (loss)	(12,246)	(12,246)
Total Stockholders' Equity (Deficit)	(784,337)	(619,597)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$499,659	$83,936

The accompanying condensed notes are integral part of these consolidated financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three			Period from
	Months	Months	Nine Months	Nine Months	July 11, 2003
	Ended	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	112,703	458,076	862,736	543,142	1,626,407
Legal and professional	63,513	67,958	154,373	164,160	369,472
Research and development	90,474	42,069	285,057	78,440	497,859
Amortization expense	4,840	-	5,864	-	6,300
Total Operating Expenses	271,530	568,103	1,308,030	785,742	2,500,038

LOSS FROM OPERATIONS	(271,530)	(568,103)	(1,308,030)	(785,742)	(2,500,038)

OTHER INCOME (EXPENSE)
Other income	3,895	-	3,895		4,295
Foreign currency transaction loss	(49,335)	-	(43,693)		(79,292)
Total Other Income (Expense)	(45,440)	-	(39,798)	-	(74,997)

NET LOSS BEFORE TAXES	(316,970)	(568,103)	(1,347,828)	(785,742)	(2,575,035)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(316,970)	(568,103)	(1,347,828)	(785,742)	(2,575,035)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	-	(268)	-	(2,300)	(12,245)

NET COMPREHENSIVE LOSS	$(316,970)	$(568,371)	$(1,347,828)	$(788,042)	$(2,587,280)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	47,035,849	46,686,330	47,287,423	31,097,870

The accompanying condensed notes are integral part of these consolidated financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Period From July 11, 2003 (Inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,347,828)	$(785,742)	(2,575,035)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services
and expenses	196,900	93,578	321,903
Options issued for expenses	527,674	432,145	1,025,513
Depreciation expense	5,864	-	6,300
Changes in assets and liabilities:
Accounts receivable	(5,425)	-	(5,425)
Prepaid expenses	(61,958)	(2,374)	(64,650)
Accounts payable	46,162	89,644	194,640
Net cash used by operating activities	(638,611)	(172,749)	(1,096,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase of subsidiary	-	85	85
Purchase of property and equipment	(338,247)	(2,284)	(340,739)
Changes in deposits	78,964	-	-
Net cash provided (used) by investing activities	(259,283)	(2,199)	(340,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	458,516	-	458,518
Proceeds from short-term borrowings	238,065	-	238,065
Proceeds from short-term borrowings - related parties	296,234	176,994	848,213
Net cash provided by financing activities	992,815	176,994	1,544,796

NET INCREASE (DECREASE) IN CASH	94,920	2,046	107,388

Other comprehensive loss - foreign currency translation	-	(2,300)	(12,246)

CASH, BEGINNING OF PERIOD	222	549	-

CASH, END OF PERIOD	$95,143	$295	95,143

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services and expenses	$196,900	$93,578	321,903
Options issued for expenses	$527,674	$432,145	1,025,513

The accompanying condensed notes are integral part of these consolidated financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005

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

During 2003, EPOD International Inc. (the “Company”) exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares common stock of Cyokonos Corporation (“Cyokonos”) a Nevada corporation. During January 2004, the Company completed a reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004. During September 2004, the Company completed a two-for-one stock split of its common stock. All references to common stock shares in these financial statements and notes have been restated to reflect this stock split. See Note 4. On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc.

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

The Organization:
The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to September 30, 2005.

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

From July 11, 2003 (inception) to September 30, 2005, the Company has incurred losses aggregating $2,575,035. At September 30, 2005, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to September 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

Translation of Financial Statements
The U.S. dollar is the functional currency of the Company. The Canadian dollar is the functional currency of EPOD Industries Inc., the Company’s Canadian subsidiary. Canadian bank accounts are maintained and are translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

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

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in futures years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company has U.S. federal net operating loss carryforwards of $2,587,280, which expire in the years 2019 through 2024. At September 30, 2005, the Company has additional U.S. federal net operating loss carryforwards of approximately $317,000, which expire in the year 2025. At September 30, 2005, the Company has additional CDN federal net operating loss carryforwards of approximately $104,721 CDN, which expire in the year 2012. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its net operating losses, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2004 to September 30, 2005 was $317,000, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes, as these losses originated outside of the U.S.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the building, which is depreciated using the declining balance method and Land, which is not depreciated. For purposes of computing depreciation, the useful lives and depreciating percentages of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years
Leaseholds	5 years
Building	4 % per year

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	December 31, 2004
Storage Equipment	$4,719	$-
Power Generator	38,800	-
Equipment	2,880	-
Computer Equipment	3,027	2,492
Leaseholds	40,800	-
Building	201,265	-
Less total accumulated depreciation	(6,300)	(434)
Land	49,292	-
Total Net Property and Equipment	$334,441	$2,058

Depreciation expense for the quarter ended September 30, 2005 is $4,840 and for the period from July 11, 2003 (inception) to September 30, 2005 was $6,300. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

During 2003, the Company exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares of common stock of Cyokonos Corporation. During January 2004, the Company completed a reorganization with Cyokonos Corporation, whose assets consisted of cash of $85 and whose liabilities included accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004.

During the quarter ended March 31, 2005, the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons,” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the units will receive, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units will not be registered pursuant to the Securities Act, but rather is being made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. As of September 30, 2005, 510,867 units for $383,150 have been subscribed to through the private placement, with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. As of September 30, 2005, 200,000 warrants valued at $11,000 have expired. The piggyback warrants are still outstanding until May 17, 2006.

During the nine months ended September 30, 2005, an unaffiliated individual provided legal and consulting services, valued at $78,616 to the Company in exchange for 67,500 shares of the Company’s common stock. As of September 30, 2005, all of these shares have been administratively issued.

On July 1, 2004, the Company entered into 12-month contracting agreement with an unaffiliated consultant. For the month of July 2004, the Company recognized past efforts under a verbal agreement whereby the Company paid monthly fees of $2,500 CDN in cash and $2,500 CDN in free trading stock of the Company for May through July 2004. For the month of August 2004, the Company paid half the monthly fees in cash and deferred half in the above valuation, at the contractor’s election. During September 2004 through June 2005 no additional shares were issued. At June 30, 2005, the Company recognized additional past efforts for the contract period through a verbal agreement whereby the Company paid a fee of $5,000 CDN in free trading stock of the Company. At that time, 5,001 shares of common stock were accrued. In total, 23,631 shares valued at $16,923 were accrued, authorized and considered issuable at June 30, 2005.

As of September 30, 2005, all of the aforementioned 23,631 shares were administratively issued. During the quarter ended September 30, 2005, the Company issued an additional 20,877 of the Company’s common stock in exchange for services provided and valued at $24,217.

During the nine months ended September 30, 2005, an unaffiliated individual provided services, valued at $36,769 to the Company in exchange for 32,335 shares of the Company’s common stock. As of September 30, 2005, 10,177 of these shares have not yet been administratively issued.

On June 30, 2005, the Company issued 40,000 of the Company’s common stock to a law corporation in lieu of payment of outstanding invoices for business services and advice.

During the quarter ended September 30, 2005, the Company issued 100,488 of the Company’s common stock at $0.75 per share.

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

Non-Executive Compensation
On January 21, 2004, the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of September 30, 2005.

Consultant Compensation
On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the two-year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234 (USD). The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $22,015 has been recorded in the quarter ended September 30, 2005.

On July 1, 2004, the Company granted to a consultant, for services provided, a two-year option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000, of which all have been recorded as of September 30, 2005.

On April 1, 2005, the Company granted two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $401,613, all of which have been recorded as of September 30, 2005. The contract also indicates that 200,000 options for each consultant will be granted and vest as of April 1, 2006 and April 1, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

From inception to September 30, 2005, the Company received advances from shareholders totaling $624,263, of which $16,157 was recorded in the current quarter. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of September 30, 2005, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum. Approximately $129,195 (USD) has been accrued under this agreement as of September 30, 2005.

On August 22, 2005, the Company purchase property from Parmount Holdings, Ltd, a related entity. The purchase price, as per the purchase contract, was $292,820 CDN, with ownership taken in July 2005. A deposit in the amount of $95,000 CDN ($78,964 USD) was applied against the purchase as per the purchase contract.

On September 8, 2005, the Company entered into a loan agreement with a director for $50,000 CDN, due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years.

During the quarter ended September 30, 2005, the Company issued 44,000 shares to a director, at a price of $0.75 per share. The shares were purchased through a company controlled by the director. (See Note 4)

During the quarter ended September 30, 2005, the Company issued 56,488 shares to, a spouse of a director. The shares were issued at a price of $0.75 per share. (See Note 4)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into twelve-month consulting agreement whereby the Company pays monthly fees of $5,000 CDN. At the consultant’s election, a portion of the fees may be paid in common stock. This contract ended as of June 30th, 2005 but is expected to be renewed.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN plus G.S.T. (approximately $99,696 USD) per annum plus options. Approximately $28,833 (USD) has been accrued under this agreement as of September 30, 2005. On June 8, 2005, notice was provided for termination of contract. All others details regarding the termination notice are in the process of negotiation.

On August 19, 2005, the Company entered into a five-year lease agreement whereby the Company will lease office space commencing on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes.

On August 24, 2005, David Morrow filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Plaintiff is seeking payment for termination without cause. The Company believes there was cause for just termination, but will have to hold comment and disclosure until after pre-trial negotiation. The Company believes the claims are without merit.

NOTE 8 - SUBSEQUENT EVENTS

On or about, October 21, 2005, the Company entered into a membership purchase agreement with Enviomech Industires, LLC and each of the members of Enviromech LLC. Pursuant to the agreement, the Company acquired 100% of the membership interests of Enviromech LLC from the members in exchange for common stock of the Company. The Members have been issued an aggregate of 350,000 shares of common stock. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

On or about October 21, 2005, Company and EPOD Industries Inc., the Company’s British Columbia subsidiary entered into a share purchase agreement with the owners of Enviromech Industries Inc. In exchange for the acquisition of all shares of Enviromech Industries Inc. the Company tendered the purchase price of $2,016,240 CAD which consisted of 1,296,000 shares of common stock and $150,000 CAD in cash. The Company believes that these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering.

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
In July, the Company announced that it would have a greater focus on the global solar power markets due to the continued growth in worldwide demand for solar panels, inverters and renewable energy as a whole. Using the Company’s patent-pending power controller and advanced power management, the EPOD Inverter increases the functional output of a majority of PV panels, and provides the Company a competitive advantage in the manufacture and sale of photovoltaic (“PV”) panels. To execute this strategy, management intends to acquire and/or construct PV panel manufacturing capacity in the immediate future and focus on the building-integrated photovoltaic (“BIPV”) market, the process whereby solar panels are integrated into the exterior skin of commercial buildings, often replacing glass windows with a transparent, power-generating solar panel. By combining BIPV with EPOD's power storage and energy management system, commercial buildings can become energy self-sufficient and, in some cases, generate revenue from the sale of surplus solar energy to the local power grid.

In August and September, the Company announced its first two commercial solar power system sales contracts in Germany. The deals, valued at EUR 60,000 (US $74,000) and EUR 460,000 (US $560,00) respectively, include the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels, and will provide the customer the ability to sell 100% of the power generated by the system to their respective local utility grids under 20-year purchase agreements. The power purchase agreements are part of a federal government energy program whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany’s dependence on fossil fuel-based and non-renewable power. Installations of these units are currently underway.

Following its 3rd Quarter ending September 30, 2005, the Company made several announcements regarding the continued execution of its corporate strategy.

In October, EPOD, through its wholly owned subsidiary, EPOD Renewable Utilities Inc., announced the production of amorphous silicon or 'thin film' solar panels at its newly constructed plant in Gotthards, Germany. The addition of solar panel manufacturing and assembly capacity to EPOD’s existing line of solar inverters and power storage systems further optimizes its inverter and power storage products for both maximum power output and revenue, and achieves the Company’s goal of offering turnkey, integrated, commercial solar power systems. The initial production volume will be utilized to complete the installation of solar power system sales contracts previously announced by the Company in August and September.

In November, the Company further announced that 100% of its annual solar panel production capacity has been committed. Orders and commitments for the entirety of the Company’s production capacity are in place through to 2007 and represents approximately US $2.5 million of gross profit at current market prices. The Company will continue to remain focused on delivering on its commitments while aggressively looking to increase both its assembly capacity and manufacturing capability to further capitalize on the rapidly expanding global renewable energy market.

In October, the Company also announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company’s patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to rapidly expand its marketing and business development initiatives through North America and Europe. As a result, the Company is poised to offer energy management solutions to the two largest segments of the renewable energy sector: wind and solar.
In October, the Company announced the acquisition of Enviromech Industries, an alternative fuel system integration company. An engineering driven company, Enviromech designs, builds, and sells the powerPACK(TM) line of natural gas and hydrogen fuel conversion systems to automotive OEMs, municipal governments, and power utility suppliers, and provides fuel inter-connect systems for natural gas and hydrogen electrical power co-generation plants. The acquisition allows EPOD to bundle its EMT Power Storage System with Enviromech's co-generation power systems, and is projected to increase EPOD's revenue by US$3 million for 2006. The Company subsequently announced the sale of 25 powerPACK systems at a value of approximately US $370,000 representing the first step in its efforts to gain market share in the US transit and European markets.

Together with the planned acquisition of solar panel manufacturing capability and revenue generating assets, the Environmech deal further advances EPOD's plan to migrate the listing of its securities to the more senior NASDAQ SmallCap Market.

The Company’s research and development initiatives remain strong. In September, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering announced in July, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2005 and Q1, 2006. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

The EPOD hybrid battery, which already demonstrates many performance characteristics equivalent to lead-acid batteries, is anticipated to feature substantially lower cost, higher power and energy density, longer lifespan, and will be virtually environmentally benign. This hybrid battery will also be able to be charged and discharged at a much higher rate than lead-acid batteries, and offer customers the potential to trade energy at various times of the day to take advantage of price differentials in non-regulated energy markets.

During the year, the Company has also researched, developed and successfully produced a low power, single cell, vanadium redox batter, and, in a joint research and technology development effort between EPOD and Barrett Engineering Inc. of San Diego, California, completed the successful conversion and testing of a hydrogen-fueled motor, successfully converting a Honda GX160 gasoline-fueled motor to operate using hydrogen. Testing is continuing on both of these technologies.

From a financing perspective, at the end of March 2005, the Company entered into an agreement with the Stepp Law Group to act as an escrow agent on its behalf, whereby the Company proposes to offer for sale only to persons who are not “U.S. persons” as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a “best efforts” basis. Purchasers of the Units received, at $0.75 per Unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock at an exercise price of $2.00 per share. In June, the placement was closed with 510,867 Units subscribed for gross proceeds of $383,150. Currently, the Company is actively seeking upwards of $5 million in financing for its acquisition and strategic initiatives.

During the year, the Company’s common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol “EDU.” The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe. The Frankfurt Stock Exchange, which offers fully electronic trading facilities, is the largest of eight German stock exchanges and ranks amongst the NYSE, Nasdaq, and London as one of the world's largest stock exchanges.

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. However, it has acquired and developed 2,500 square feet of office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The Company is currently moving staff into the new facility and expects the move to be completed by the end of December 2005.

The Company’s common stock trades under the symbol “EPOI” on the OTC Bulletin Board. It’s website is located at www.epodinc.com.

GENERAL

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ended September 30, 2005, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2005 AND INCEPTION (JULY 11, 2003) TO SEPTEMBER 30, 2005

Revenue. The Company had no revenue for the quarter ended September 30, 2005 and had non-operating revenues totaling $4,295 from inception to September 30, 2005. The Company expects to experience operating revenues for fiscal year 2005 with the implementation of the new projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended September 30, 2005 of $112,703 and $63,513 respectively, compared to $1,626,407 and $369,472 respectively from inception to September 30, 2005. Additionally, the Company incurred research and development costs of $90,474 during the quarter ended September 30, 2005 and incurred research and development expenses of $497,859 from inception to September 30, 2005. The Company expects general and administrative expenses to increase during the remainder of fiscal year 2005 as the Company ramps up its sales and increases its employee base.

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $316,970 for quarter-ended September 30, 2005, and a cumulative net loss of $2,575,035 from inception to September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of September 30, 2005, the Company had cash and cash equivalents of $95,143 and current liabilities of $1,283,995.

Operating Activities. During the quarter ended September 30, 2005, the Company had negative cash flows from operating activities of $241,165 and recorded an operating loss of $316,970. As of September 30, 2005, the Company had an accumulated operating deficit of $2,575,035.

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $624,263. These advances are due upon demand. In addition, during the period from inception to September 30, 2005, the Company entered into a promissory note and loan agreements totaling $333,065. Loan agreements totaling $290,000 are non-interest bearing and have no stated maturity date. Another loan agreement for $43,065 is due on demand and accrues interest at 10 percent semi-annually, not in advance. During the nine months ended September 30, 2005, the Company received from private placement investors $383,150 in return for 510,867 shares of common stock, 510,867 warrants to purchase common stock at an exercise price of $1.50 per share and 510,867 warrants to purchase common stock at an exercise price of $2.00 per share. In addition, during the quarter ended September 30, 2005, the Company received from directors $33,000 in return for 44,000 shares of common stock and $50,000 CDN for 56,488 shares of common stock.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2005 the Company has incurred a net loss of $2,575,035. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of September 30, 2005 is $95,143. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to September 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The anticipated source of these funds will be from a private placement of its equity securities (see Note 4). The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. David Morrow et al. vs. EPOD International Inc., Provincial Court of Alberta, Action No. P0590304525. In August 24, 2005, David Morrow filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Plaintiff is seeking payment for termination without cause. On November 11, 2005, the parties reached a settlement agreement with respect to the proceeding. The Company considers this matter resolved pending fulfillment of the terms of the settlement agreement. The settlement agreement, which requires the Company to make payments of $15,000 on or before November 24, 2005 and $3,000 on or before December 24, 2005, will not materially affect the Company's financial position, results of operations or liquidity.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On or about, October 21, 2005, the Company entered into a Membership Purchase Agreement with Enviomech Industires, LLC and each of the members of Enviromech LLC. Pursuant to the Membership Agreement the Company acquired 100% of the membership interests of Enviromech LLC from the members in exchange for common stock of the Company. The Members have been issued an aggregate of 350,000 shares of Common Stock as follows: (i) 105,000 shares to Mr. Joseph Pike (ii) 192,500 shares to Polar Arc Holding Company, Inc., and (iii) 52,500 shares to Mr. Chris Forsberg. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

On or about October 21, 2005, Company and EPOD Industries Inc., the Company’s British Columbia subsidiary entered into a Share Purchase Agreement with International Quality Systems, Ltd., Polar Products Ltd., Mr. Adam Robertson and Mr. Chris Forsberg (collectively the "Vendors"), who collectively are 100% beneficial owners of the authorized and issued shares of Enviromech Industries Inc. In exchange for the acquisition of the shares of Enviromech Industries, Inc. the Company tendered the purchase price of$2,016,240 CAD to the Vendors in the form of Common Stock and cash as follows: the Vendors received an aggregate of 1,296,000 shares of Common Stock and $150,000 CAD in cash. Under the terms of the Purchase Agreement, the Vendors have been issued the shares of Common Stock as follows: (i) 388,800 shares to International Quality Systems Ltd. (ii) 518,400 shares to Polar Products Ltd. (iii) 194,400 shares to Mr. Adam Robertson and (iv) 194,400 shares to Mr. Chris Forsberg. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

Item 6. Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulation S-B:

3.1 - Articles of Incorporation, as Amended and filed in the state of Nevada (1)

3.2 - Bylaws of the Registrant (2)

10.1 - Membership Purchase Agreement dated October 6, 2005 (3)

10.2 - Share Purchase Agreement dated as of October 6, 2005 (4)

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

(1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 8, 2001, and incorporated herein by reference.

(2) By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 8, 2001 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 27, 2005 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 27, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH

L. Mark Roseborough
Chief Executive Officer
November 11, 2005

EPOD INTERNATIONAL INC.

By:	/s/ GEORGE DRAZENOVIC

George Drazenovic
Chief Financial Officer
November 11, 2005