Form 10QSB/A
period 2005-09-30
EPOD International Inc
filed 2005-11-15
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to
FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-32327

_____________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A for the Company is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

This Amendment No. 1 amends certain information in the Overview Section of the Management's Discussion and Analysis or Plan of Operation. The Company inadvertently stated the incorrect name of its wholly owned subsidiary in discussing the Company's production of amorphous silicon or "thin film" solar panels at its newly constructed plant in Gotthards, Germany. The operations in Gotthards, Germany will be conducted through its wholly owned subsidiary, EPOD Industries, Inc., instead of EPOD Renewable Utilities Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH
L. Mark Roseborough
Chief Executive Officer
November 15, 2005

EPOD INTERNATIONAL INC.

By:	/s/ GEORGE DRAZENOVIC
George Drazenovic
Chief Financial Officer
November 15, 2005