Form 10KSB
period 2005-12-31
EPOD International Inc
filed 2006-04-17
CIK 1079990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                 For the fiscal year ended December 31, 2005, or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 0-32327

                                   ----------

                             EPOD INTERNATIONAL INC.
                    (formerly known as Cyokonos Corporation)

                 (Name of Small Business Issuer in its charter)

            Nevada                                        91-1953719
            ------                                        ----------
   (State of Incorporation)                         (IRS Employer ID. No.)

           2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (250) 769-0130
                                 --------------
                 Issuer's telephone number, including area code

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share
                                (Title of Class)

                                   ----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's operating revenues for its most recent fiscal year were $0. Non-operating revenues were $6,186.

The aggregate market value of the common equity held by non-affiliates (for the purposes of this calculation only, directors, executive officers and principle controlling shareholders of the registrant are deemed to be affiliates of the registrant) computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on March 31, 2005, was $9,893,807.

As of March 31, 2005 there were 47,519,819 of common stock outstanding and no other outstanding classes of a common equity security.

Transitional Small Business Disclosure Format (check one): Yes |_| No [x]


                                TABLE OF CONTENTS

                                                                                                              Page
PART I
ITEM 1.      Description of Business                                                                            3
ITEM 2.      Description of Properties                                                                          9
ITEM 3.      Legal Proceedings                                                                                  9
ITEM 4.      Submission of Matters to a Vote of Security Holders                                                9
PART II
ITEM 5.      Market for Common Equity and Related Stockholder Matters                                          10
ITEM 6.      Management's Discussion and Analysis or Plan of Operation                                         13
ITEM 7.      Financial Statements                                                                              19
ITEM 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure              35
ITEM 8A.     Controls and Procedures                                                                           35
PART III
ITEM 9.      Directors and Executive Officers                                                                  36
ITEM 10.     Executive Compensation                                                                            38
ITEM 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    39
ITEM 12.     Certain Relationships and Related Transactions                                                    39
ITEM 13.     Exhibits                                                                                          40
ITEM 14.     Principal Accountant Fees and Services                                                            40

                           FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to EPOD International, Inc. (formerly, Cyokonos Corporation) that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in
Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; the success of our technology; relationships with and events affecting third parties; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger ("Merger") was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

A Special Shareholder's Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI.

In 2005, the Company's common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol "EDU."

Effective August 18th, 2005, Mr. Ljubisan Stamenic was elected to our Board. In October of 2005, Mr. Peter Hipp resigned from our Board. Mr. Hipp did not resign due to any disagreement with the Company on any matter related to its operations, policies or practices.

The Company's principal place of business is currently located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. Their web address is www.epodinc.com.

BUSINESS OF THE COMPANY

The Company is an integrated Energy Services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the "Energy Pod," or "EPOD," which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod products manage and manipulate electrical energy. EPOD provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage, conversion and energy management products allowing users to significantly increase power sales revenue, reduce their power costs and increase their power quality.

The Company, over the next year, anticipates that it will need to accomplish an equity financing in order to fund working capital and focused research and development projects. As the company moves forward in its R&D, it is also strategically aligning itself with and acquiring interests in companies who have the required production capability for its own and related products as it prepares for initial sales.

MARKET

The two main EPOD markets are for power storage and power conversion/management. Products that are being introduced to the market are for these market segments set forth below.

Power Storage

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD's EMT ("Energy Management Technology") power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT's peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

Power Management and Conversion

EPOD offers three management and conversion products, (i) The EPOD rectifier is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency, (ii) The EPOD inverter has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency, and (iii) The EPOD power controller significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD power controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD power controller in the circuit. The ability of the power controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD power controller increased the overall useful work completed by the battery by up to 30%. The Company is also developing other innovative products with synergetic technologies.

Although these segments of the market are new, market studies have shown a significant need and market for these products and intial reaction in the market has been positive. The Company is taking significant advantage of the "Green" movement to increase energy efficiency, specifically in regions where there is an emphasis on reducing reliance on fossil-fuel based, nonrenewable power. Its solar power applications are experiencing initial sales and the company has focused on ensuring production capacity for its own and related products. Concurrently the company continues to put significant research and development into and pursue collaborative partnerships for alternative energy uses of its products including wind applications and hybrid batteries for large-scale commercial/industrial applications.

Currently, the company has patents pending in over 40 countries for its power controller/management technology. This technology is integral to the business plan, as a majority of the revenues of the company are expected to be realized from the application of this product in the solar and other alternative energy industries. Revenues will be realized through the actual sale of the product and through ongoing revenue streams from the sale of energy made possible through the product's use. To date, the company has spent in excess of $33,000 on these patent applications.

INITIATIVES

In August and September 2005, the Company announced its first two commercial solar power system sales in Germany. The deals, valued at EUR 60,000 (US $74,000) and EUR 460,000 (US $560,000) respectively, included the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels. The sale and installation of these products will provide the customer the ability to sell 100% of the power generated by the system to their respective local utility grids under 20-year purchase agreements. The local power purchase agreements are part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. These products are ready for installation, however unforeseen circumstances on behalf of the customer have postponed completion of the project until the second half of 2006. Accordingly, these sales have not been completed or recorded and installation has not commenced.

In October, EPOD, through its wholly-owned subsidiary, EPOD Industries Inc., announced the production of amorphous silicon or 'thin film' solar panels at a plant in Gotthards, Germany. The addition of solar panel manufacturing and assembly capacity to EPOD's existing line of solar inverters and power storage systems further optimizes its inverter and power storage products for both maximum power output and revenue, and achieves the Company's goal of offering turnkey, integrated, commercial solar power systems. The initial production volume will be utilized to complete the installation of solar power system sales previously announced. Financing and construction of the plant was arranged by Mike Matvieshen, shareholder and director of EPOD on EPOD's behalf. In April of 2006, this plant is expected to be transferred to EPOD by the shareholder at cost.

In October, the Company also announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company's patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to rapidly expand its marketing and business development initiatives through North America and Europe. As a result, the Company is poised to offer energy management solutions to the two largest segments of the renewable energy sector: wind and solar.

In October 2005, the Company announced the prospective acquisition of Enviromech Industries, an alternative fuel system integration company and Enviromech LLC. However, in February 2006 prior to the final share exchange, the Company announced its intent to unwind the purchase of both companies to Enviromech's current management team. This was finalized in March of 2006.

In December, the Company began acquiring a controlling interest in CompMess
GmbH & Co. KG, a German automated equipment and electronics manufacturer. CompMess, based in Gotthards, Germany, brings to EPOD 17 years of automated machinery and electronics manufacturing expertise and will provide a turn-key manufacturing facility for all of its electronic components and systems. The acquisition will allow EPOD to build its own solar panel manufacturing equipment and its advanced inverters, rectifiers, and power controllers in-house. Since December, the companies have been integrating their operations. Mr. Hans Schroth, who sits on EPOD's board of directors was appointed as managing director of CompMess in January of 2006. EPOD is also acquiring a controlling interest in ASSolar, which will be the operating and marketing arm of its German operations. The acquisitions are expected to be finalized in April of 2006.

In September, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia's Department of Electrical and Computer Engineering announced in July, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2005 and Q1, 2006. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

Recognizing the need for additional manufacturing capacity and processes, the Company developed a new, proprietary, solar panel assembly-manufacturing process to reduce costs by up to 40%. The process, one which could help the Company become one of the lowest cost solar panel producers in the world, will be able to be applied to almost any existing amorphous silicon solar panel plant, and hence create an additional opportunity to acquire old solar panel factories that are currently only marginally profitable. As a result, the Company has aggressively looked to increase its solar panel manufacturing capacity by acquiring existing chamber capacity. The Company executed a Letter of Intent to acquire 100% of an amorphous silicon or "thin-film" solar panel plant with eight-megawatts of existing chamber capacity. In February, 2006, the Company filed an initial patent application in Germany to protect its proprietary, assembly/ manufacturing process for amorphous silicon or "thin-film" solar panels.

FINANCING

In March of 2005, the Company entered into an agreement with the Stepp Law Group to act as an escrow agent on its behalf, whereby the Company offered for sale only to persons who are not "U.S. persons" as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the Units received, at $0.75 per Unit, one share of the Company's common stock, one non-transferable warrant to purchase one share of common stock at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock at an exercise price of $2.00 per share. In June, the placement was closed with 510,867 Units subscribed for gross proceeds of $383,150.

During the year, the Company's common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol "EDU." The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe. The Frankfurt Stock Exchange, which offers fully electronic trading facilities, is the largest of eight German stock exchanges and ranks amongst the NYSE, Nasdaq, and London as one of the world's largest stock exchanges.

During 2005, additional financing of $487,057 was provided through notes payable to shareholders and directors. In March 2006, the Company secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its subsidiary, CompMess GmbH & Co. KG. The financing will allow it to significantly increase its `cut plate' inventory, the principle component of the Company's solar panels.

EMPLOYEES

The Company had no full-time employees as of December 31, 2005, but has contracted with several independent consultants for services and executive positions

RISK FACTORS

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

We Depend On Key Personnel To Maintain Our Success.

Our success depends substantially on the continued services of our directors, executive officers and key consultants, in particular Michael Matvieshen, L. Mark Roseborough and certain other executive officers. The loss of the services of any of our key executive officers could harm our business. None of our key executive officers or key consultants currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will be retained by us or that these persons will not participate in businesses that compete with us in the future.

Corporate Governance-Related Issues.

Prior to April of 2005 the Company's President and Chief Executive Officer, L. Mark Roseborough, was also acting as the Company's Chief Financial Officer. In April of 2005 Mr. George Drazenovic was retained as CFO and was elected as Treasurer at a meeting of the Board of Directors. This step allowed for the division of the two positions and independent oversight in the CFO role. Mr. Drazenovic is ending his term as CFO as of March 31st, 2006 and Mr. Frank Wisehart, CPA, CVA, CFE has been appointed by the Company as the new CFO effective March 31st, 2006. The Company is in the process of developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring the implementation of the corporate governance guidelines. The company has recently approved a Code of Ethics. It is expecting to implement a functioning Corporate Governance Committee, Compensation Committee and an Audit Committee Expert. The Company does intend to be Sarbanes-Oxley compliant by the end of fiscal 2006.

Our Products May Not Have Marketable Value

Our products marketability is in its initial stages and we are not assured of future marketability of the products. The new and advanced products that we are developing are not fully tested and therefore, there is no guarantee of a marketable product.

The Price Of The Company's Securities May Be Volatile And Subject To Wide Fluctuations.

The market price of the Company's securities may be volatile and subject to wide fluctuations. If the Company's revenues do not grow or grow more slowly than it anticipates, or, if operating or capital expenditures exceed its expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company's securities could decline. If securities analysts alter their financial estimates of the Company's financial condition it could affect the price of the Company's securities. Some other factors that could affect the market price of the Company's securities include announcements of new product or service offerings, technological innovations and competitive developments. In addition, if the market for stocks in the Company's industry or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company's securities could fall for reasons unrelated to its business, results of operations and financial condition. The market price of the Company's stock also might decline in reaction to conditions, trends or events that affect other companies in the market for electronic generation and storage products and services even if these conditions, trends or events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

The Public Trading Market For The Company's Common Stock Is Limited And May Not Be Developed Or Sustained.

There is a limited trading market for the Company's Common Stock. The Common Stock has been traded under the symbol "EPOI" on the Over The Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed that it will be sustained.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. The Company's Canadian subsidiary currently owns a strata property at 470 Neave Court in Kelowna, British Columbia, Canada which it leases to commercial tenant. In 2005, the Company developed 2,500 square feet of office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The Company is currently moving staff into the new facility.

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. As of the filing date, the settlement of these proceedings are in progress.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 2004 the Board of Directors voted unanimously to proceed with a two for one (2:1) stock split of its common stock. On July 5, 2004, there were 23,280,000 shares outstanding. The proposal was approved by a majority of outstanding shares, 18,000,000, by written consent of the majority shareholders on July 5, 2004. The amendment to the Company's Articles of Incorporation to effectuate the stock split was filed with the State of Nevada and effective September 1, 2004. The stock split entitled each stockholder of record at the close of business on September 20, 2004 (record date) to receive one additional share for every share of common stock held on that date. At the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. Shares resulting from the split were distributed by the Company's transfer agent on or about September 21, 2004. Immediately after the stock split, the Company had 46,668,000 shares of common stock outstanding with a par value of $0.0005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   Market for Common Stock

The Company's common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "CYOK" from November 2001 through July 2004 and then under the symbol "EPOI" thereafter. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended                                                   High      Low
-------------                                                 --------  -------
December 31, 2001                                             $   0.50  $  0.01
March 31, 2002                                                $   0.85  $  0.50
June 30, 2002                                                 $   1.25  $  0.65
September 30, 2002                                            $   1.20  $  0.55
December 31, 2002                                             $   1.05  $  0.55
March 31, 2003                                                $   0.55  $  0.35
June 30, 2003                                                 $   1.05  $  0.35
September 30, 2003                                            $   1.01  $  0.40
December 31, 2003                                             $   0.99  $  0.31
March 31, 2004                                                $   1.00  $  0.42
June 30, 2004                                                 $   1.25  $  0.60
September 30, 2004  (2:1 stock split 9/22/04)                 $   2.50  $  0.60
December 31, 2004                                             $   2.00  $  0.90
March 31, 2005                                                $   1.60  $  0.75
June 30, 2005                                                 $   1.40  $  0.90
September 30, 2005                                            $   1.55  $  0.95
December 31, 2005                                             $   1.31  $  0.75

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

B.   Holders of Record

As of March 31, 2006, the Company had 81 holders of record of its shares of common stock, excluding shares held by broker-dealers. Shareholders held 47,519, 819 shares of common stock. An additional 66, 788 shares are yet to be administratively issued for shares issued in 2005.

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

D.   Securities Authorized for Issuance under Equity Compensation Plans


                      EQUITY COMPENSATION PLAN INFORMATION
                               (December 31, 2005)

                             Number of securities to be                                     Number of securities
                              issued upon exercise of      Weighted-average exercise       remaining available for
                                outstanding options,    price of outstanding options,   future issuance under equity
Plan category                   warrants and rights          warrants and rights             compensation plans
---------------                ---------------------        ---------------------           --------------------
Equity compensation plans
approved by security                450,000 (1)                     $0.00                         296,021
holders

Equity compensation plans
not approved by security            200,000 (2)                     $0.75                         200,000
holders

      ----------

      (1) The Company registered a consultant stock compensation plan in 2005, registering 450,000 shares of common stock to be used to compensate persons providing consulting services, with distribution to be determined by the Plan Committee. 153, 979 of the shares have been granted in 2005, as of March 31, 2006 all but 33 of the shares were administratively issued.
      (2) The Company has set aside 200,000 shares of common stock to be used for non-executive employee options with vesting and distribution to be determined by the Board of Directors. No options have yet been granted.

E.   Unregistered Securities Sales

Common Stock

During the year ended December 31st, 2005, the Company offered for sale only to persons who are not "U.S. persons," as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the units received, as a unit, one share of the Company's common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units are not be registered pursuant to the Securities Act, but rather is made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. As of December 31, 2005, 510,867 units have been subscribed to. All shares have been issued.

During year ended December 31, 2005, an unaffiliated individual provided legal and consulting services in exchange for 67,500 shares of the Company's common stock. All of these shares have been administratively issued.

During year ended December 31, 2005, an unaffiliated individual provided services in exchange for 44,880, shares of the Company's common stock. As of March 31, 2006, 22,755 of these shares have not yet been administratively issued.

On June 30, 2005, the Company issued 40,000 of the Company's common stock valued to a law corporation in lieu of payment of outstanding invoices for business services and advice. All of these shares have been administratively issued.

During the third quarter of 2005, 44,000 was in shares were provided to Denor Equipment, a company owned by Peter Lacey, a director, in exchange for cash as a private placement of securities. None have been administratively issued.

During the quarter ended December 31, 2005 the company issued 3,413 shares valued at $3,844 to an unaffiliated individual in return for legal services, all of these shares have been administratively issued.

Warrants

As part of a private placement of shares used to raise equity financing, warrants and piggyback warrants were issued. In total, 510, 867 shares were issued, each with one warrant at $1.75 expiring in May of 2006 and one piggyback warrant at $2.00 expiring in May of 2007 as part of the unit sold.

Options

On July 1, 2005 the Company issued 471,723 options to purchase stock at $1 per share to the President of the Company as part of his compensation contract. None have been exercised.

On January 21, 2004, the Company's board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of December 31, 2005.

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year. The stock options vest monthly over the course of each year. At year end, 183,333 of the options are vested, none have been exercised.

In March of 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly, over the course of one year. At the end of 2005, all are vested, none have been exercised.

On April 1, 2005, the Company granted two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. None have been exercised.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger ("Merger") was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

A Special Shareholder's Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18th, 2005., Mr. Ljubisan Stamenic because a board member. In October of 2005, Mr. Peter Hipp resigned. Mr. Hipp did not resign due to any disagreement with the Company on any matter related to its operations, policies or practices.

The Company is an integrated Energy Services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the "Energy Pod," or "EPOD," which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod products manage and manipulate electrical energy. EPOD provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage, conversion and energy management products allowing users to significantly increase power sales revenue, reduce their power costs and increase their power quality.

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD's EMT ("Energy Management Technology") power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT's peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

EPOD offers three management and conversion products, (i) The EPOD rectifier is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency, (ii) The EPOD inverter has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency, and (iii) The EPOD power controller significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD power controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD power controller in the circuit. The ability of the power controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD power controller increased the overall useful work completed by the battery by up to 30%. The Company is also developing other innovative products with synergetic technologies.

In July, the Company announced that it would have a greater focus on the global solar power markets due to the continued growth in world-wide demand for solar panels, inverters and renewable energy as a whole. Using the Company's patent-pending power controller and advanced power management, the EPOD Inverter increases the functional output of a majority of PV panels, and provides the Company a competitive advantage in the manufacture and sale of photovoltaic ("PV") panels. To execute this strategy, management intends to acquire and/or construct PV panel manufacturing capacity in the immediate future and focus on the building-integrated photovoltaic ("BIPV") market, the process whereby solar panels are integrated into the exterior skin of commercial buildings, often replacing glass windows with a transparent, power-generating solar panel. By combining BIPV with EPOD's power storage and energy management system, commercial buildings can become energy self-sufficient and, in some cases, generate revenue from the sale of surplus solar energy to the local power grid.

In August and September, the Company announced its first two commercial solar power system sales in Germany. The deals, valued at EUR 60,000 (US $74,000) and EUR 460,000 (US $560,00) respectively, include the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels, and will provide the customer the ability to sell 100% of the power generated by the system to their respective local utility grids under 20-year purchase agreements. The power purchase agreements are part of a federal government energy program whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. These products are ready for installation, however unforeseen circumstances on behalf of the customer have postponed completion of the project until the second half of 2006. Accordingly, these sales have not been completed or recorded and installation has not commenced.

In October, EPOD, through its wholly-owned subsidiary, EPOD Industries Inc., announced the production of amorphous silicon or 'thin film' solar panels at a newly constructed plant in Gotthards, Germany. The addition of solar panel manufacturing and assembly capacity to EPOD's existing line of solar inverters and power storage systems further optimizes its inverter and power storage products for both maximum power output and revenue, and achieves the Company's goal of offering turnkey, integrated, commercial solar power systems. The initial production volume will be utilized to complete the installation of solar power system sales previously announced by the company. . Financing and construction of the plant was arranged by Mike Matvieshen, shareholder and director of EPOD on EPOD's behalf. In April of 2006, this plant is expected to be transferred to EPOD by the shareholder at cost.

In October, the Company also announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company's patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to rapidly expand its marketing and business development initiatives through North America and Europe. As a result, the Company is poised to offer energy management solutions to the two largest segments of the renewable energy sector: wind and solar.

In October 2005, the Company announced the prospective acquisition of Enviromech Industries, an alternative fuel system integration company and Enviromech LLC. However, in February 2006 prior to the final share exchange, the Company announced its intent to unwind the purchase of both companies to Enviromech's current management team. This was finalized in March of 2006.

In December, the Company announced that it acquired a controlling interesting in CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer. CompMess, based in Gotthards, Germany, brings to EPOD 17 years of automated machinery and electronics manufacturing expertise and will provide a turn-key manufacturing facility for all of its electronic components and systems. The acquisition will allow EPOD to build its own solar panel manufacturing equipment and its advanced inverters, rectifiers, and power controllers in-house. Mr. Hans Schroth, who sits on EPOD's board of directors was appointed as managing director of CompMess in January of 2006. EPOD is also acquiring a controlling interest in ASSolar, which will be the operating and marketing arm of its German operations. The acquisitions are expected to be finalized in April of 2006.

The Company's research and development initiatives remain strong. In September, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia's Department of Electrical and Computer Engineering announced in July, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2005 and Q1, 2006. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

From a financing perspective, at the end of March 2005, the Company entered into an agreement with the Stepp Law Group to act as an escrow agent on its behalf, whereby the Company offered for sale only to persons who are not "U.S. persons" as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the Units received, at $0.75 per Unit, one share of the Company's common stock, one non-transferable warrant to purchase one share of common stock at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock at an exercise price of $2.00 per share. In June, the placement was closed with 510,867 Units subscribed for gross proceeds of $383,150.

During the year, the Company's common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol "EDU." The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe. The Frankfurt Stock Exchange, which offers fully electronic trading facilities, is the largest of eight German stock exchanges and ranks amongst the NYSE, Nasdaq, and London as one of the world's largest stock exchanges.

Recognizing the need for additional manufacturing capacity and processes, the Company developed a new, proprietary, solar panel assembly-manufacturing process to reduce costs by up to 40%. The process, one which would help the Company become one of the lowest cost solar panel producers in the world, will be able to be applied to almost any existing amorphous silicon solar panel plant, and hence create an additional opportunity to acquire old solar panel factories that are currently only marginally profitable. As a result, the Company has aggressively looked to increase its solar panel manufacturing capacity by acquiring existing chamber capacity. The company executed a Letter of Intent to acquire 100% of an amorphous silicon or "thin-film" solar panel plant with eight-megawatts of existing chamber capacity.

In March 2006, the Company continued to expand its operations. It secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its subsidiary, CompMess GmbH & Co. KG. The financing will allow it to significantly increase its `cut plate' inventory, the principle component of the Company's solar panels. In anticipation of significant expansion in capacity and revenues, in 2006 and beyond, the Company also hired a new CFO, Frank Wisehart, to oversee this next stage of growth for the Company.

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. However, it has acquired and developed 2,500 square feet of office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space will allow the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads. The Company is currently moving staff into the new facility.

The Company's common stock trades under the symbol "EPOI" on the OTC Bulletin Board. It's website is located at www.epodinc.com.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the year ended December 31, 2005, there were no material changes to accounting estimates or judgments.

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

Fair Value of Equity Instruments
The Company's accounting is in accordance with Financial Accounting Standards Board No. 123 and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor of 44% to 171%, in accordance with SFAS No. 123.

Revenue Recognition
Although the Company currently has no operating revenues, it will recognize revenue for products and other services to customers in the period the related services are provided or when the products are shipped, when the amount of revenue is determinable and collection is reasonably assured.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND INCEPTION (JULY 11, 2003) TO DECEMBER 31, 2005

Revenue. The Company had non-operating revenues totaling $6,186 for the year ended December 31, 2005, and $6,586 from inception to December 31, 2005. The Company expects to experience operating revenues for fiscal year 2006 with sales in the solar energy sector.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative costs and legal fees during the year ended December 31, 2005 of $1,585,150 and $295,580 respectively, compared to $2,394,097 and $510,679 respectively from inception to December 31, 2005. Additionally, the Company incurred research and development costs of $349,986 during the year ended December 31, 2005 and has cumulatively incurred research and development expenses of $562,787 from inception to December 31, 2005. The Company expects general and administrative expenses to continue to increase during fiscal year 2006 as the Company ramps of its sales and increases its employee base.

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $2,289,233 for the year ended December 31, 2005, and a cumulative net loss of $3,566,286 from inception to December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 2005

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of December 31, 2005, the Company had cash and cash equivalents of $193 and current liabilities of $2,059,105.

Operating Activities. During the year ended December 31, 2005, the Company had negative cash flows from operating activities of $727,583 and recorded an operating loss of $2,289,223. At December 31, 2005, the Company had an accumulated operating deficit of $3,566,286.

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $1,048,178. These advances are due upon demand. In addition, during the period from inception to December 31, 2005, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle. The company entered into three additional promissory notes with directors and their related parties totaling $197,057. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2005, the Company has incurred a net loss of $3,566,286. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of December 31, 2005 was $193. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to December 31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The anticipated source of these funds will be from a private placement of its equity securities. The Company continues to pursue financing through several different sources. These financing efforts if they are successful should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Williams & Webster, P.S.. They have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

The Board of Directors
EPOD International Inc.
Kelowna, British Columbia


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of EPOD International Inc., (a development stage enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period of July 11, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPOD International Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders' deficit and its cash flows for the years then ended and for the period of July 11, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, certain errors resulting in an understatement of compensation payable, an understatement of accumulated deficit and an understatement of net loss as of December 31, 2004, were discovered by management of the Company during the 2005 fiscal year. Accordingly, the financial statements for the years ended December 31, 2004 have been restated to correct the errors.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 11, 2006

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                 December 31,
                                                                        December 31,                2004
                                                                           2005                  (Restated)
                                                                        -----------              -----------
ASSETS

    CURRENT ASSETS
       Cash                                                             $       193              $       222
       GST tax refund                                                        22,071                       --
       Inventory                                                             64,629                       --
       Prepaid expenses                                                      42,297                    2,692
                                                                        -----------              -----------
         Total Current Assets                                               129,190                    2,914
                                                                        -----------              -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                      357,296                    2,058

    OTHER ASSETS
       Intellectual property, net                                            33,274                       --
       Deposits                                                             347,714                   78,964
                                                                        -----------              -----------
         Total Other Assets                                                 380,988                   78,964
                                                                        -----------              -----------
    TOTAL ASSETS                                                        $   867,474              $    83,936
                                                                        ===========              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

    CURRENT LIABILITIES
       Accounts payable and accrued liabilities                         $   266,261              $    99,630
       Compensation payable                                                 250,448                   99,696
       Shareholder advances                                               1,048,178                  459,054
       Notes payable - shareholder                                          290,000                   95,000
       Notes payable                                                        197,057                       --
       Accrued interest payable                                               7,161                       --
                                                                        -----------              -----------
         Total Current Liabilities                                        2,059,105                  753,380
                                                                        -----------              -----------
    COMMITMENTS AND CONTINGENCIES                                                --                       --

STOCKHOLDERS' DEFICIT
       Common stock, $0.0005 par value; 75,000,000
         shares authorized, 47,585,607 and 46,740,630
         issued  and outstanding, respectively                               23,800                   23,370
       Discount on common stock                                             (21,270)                 (21,270)
       Stock options and warrants                                         1,649,406                  497,839
       Additional paid-in capital                                           747,567                  119,915
       Accumulated deficit during the development stage                  (3,566,286)              (1,277,053)
       Accumulated other comprehensive income (loss)                        (24,848)                 (12,245)
                                                                        -----------              -----------
         Total Stockholders' Deficit                                     (1,191,631)                (669,444)
                                                                        -----------              -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   867,474              $    83,936
                                                                        ===========              ===========

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                          Year Ended            Period from
                                                   Year Ended            December 31,          July 11, 2003
                                                  December 31,               2004              (Inception) to
                                                      2005                (Restated)          December 31, 2005
                                                  ------------           ------------         -----------------
REVENUE                                           $         --           $         --           $         --

OPERATING EXPENSES
    General and administrative                       1,585,150                721,297              2,394,097
    Legal and professional                             295,580                210,101                510,679
    Research and development                           349,986                117,990                562,788
    Depreciation and amortization expense               12,598                    434                 13,032
                                                  ------------           ------------           ------------
      Total Operating Expenses                       2,243,314              1,049,822              3,480,596
                                                  ------------           ------------           ------------
LOSS FROM OPERATIONS                                (2,243,314)            (1,049,822)            (3,480,596)
                                                  ------------           ------------           ------------
OTHER INCOME (EXPENSE)
    Interest expense                                   (19,841)                    --                (19,841)
    Other income                                         6,186                    400                  6,586
    Foreign currency transaction loss                  (32,264)               (40,171)               (72,435)
                                                  ------------           ------------           ------------
      Total Other Income (Expense)                     (45,919)               (39,771)               (85,690)
                                                  ------------           ------------           ------------
LOSS BEFORE TAXES                                   (2,289,233)            (1,089,593)            (3,566,286)

PROVISION FOR INCOME TAXES                                  --                     --                     --
                                                  ------------           ------------           ------------
NET LOSS                                            (2,289,233)            (1,089,593)            (3,566,286)

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain (loss)           (12,603)                    --                (24,848)
                                                  ------------           ------------           ------------
NET COMPREHENSIVE LOSS                            $ (2,301,836)          $ (1,089,593)          $ (3,591,134)
                                                  ============           ============           ============
BASIC AND DILUTED
    NET LOSS  PER COMMON SHARE                    $      (0.05)          $      (0.02)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING BASIC AND DILUTED            47,540,332             46,657,808
                                                  ============           ============

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
--------------------------------------------------------------------------------


                                                                                                                     Deficit
                                                 Common Stock                                                      Accumulated
                                             ----------------------     Additional                   Discount        During
                                              Number                     Paid-in    Stock Options    on Common     Development
                                             of Shares     Amount        Capital    and Warrants       Stock          Stage
                                             ---------   ----------    -----------  ------------    -----------    -----------

Common stock issued for cash on July 11,
2003                                            14,400   $         7   $        --   $        --    $        (5)   $        --

Common stock issued for services            35,985,600        17,993            --            --        (12,995)            --

Foreign currency translation gain (loss)            --            --            --            --             --             --

Net loss for period ended December 31,
2003                                                --            --            --            --             --       (187,460)
                                           -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2003                  36,000,000        18,000            --            --        (13,000)      (187,460)

Reverse acquisition and
 recapitalization                           10,560,000         5,280            --            --         (8,270)            --

Common stock issued for services at
$0.37 - $1.29 per share                        180,630            90       119,915            --             --             --

Options issued for services                         --            --            --       358,700             --             --

Options issued to directors for services            --            --            --       139,139             --             --

Net loss for year ended December 31,
2004, as restated                                   --            --            --            --             --     (1,089,593)
                                           -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004 (Restated)       46,740,630        23,370       119,915       497,839        (21,270)    (1,277,053)

Options issued for services                         --            --            --     1,049,381             --             --

Common stock issued for services at
$0.73 - $1.34 per share                        290,110           153       301,280            --             --             --

Common stock/warrants issued for cash at
$0.75                                          510,867           255       293,395        89,500             --             --

Common stock issued for cash at $0.75           44,000            22        32,977            --             --             --

Beneficial conversion on loans                      --            --            --        12,686             --             --

Foreign currency translation gain (loss)            --            --            --            --             --             --

Net loss for year ended December 31,
2005                                                --            --            --            --             --     (2,289,233)
                                           -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2005                  47,585,607   $    23,800   $   747,567   $ 1,649,406    $   (21,270)   $(3,566,286)
                                           ===========   ===========   ===========   ===========    ===========    ===========


                                              Other           Total
                                          Comprehensive    Stockholders'
                                          Income (Loss)  Equity (Deficit)
                                          ------------   ---------------
Common stock issued for cash on July 11,
2003                                          $     --    $         2

Common stock issued for services                    --          4,998

Foreign currency translation gain (loss)       (12,245)       (12,245)

Net loss for period ended December 31,
2003                                                --       (187,460)
                                           -----------    -----------

Balance, December 31, 2003                     (12,245)      (194,705)

Reverse acquisition and
 recapitalization                                   --         (2,990)

Common stock issued for services at
$0.37 - $1.29 per share                             --        120,005

Options issued for services                         --        358,700

Options issued to directors for services            --        139,139

Net loss for year ended December 31,
2004, as restated                                   --     (1,089,593)
                                           -----------    -----------
Balance, December 31, 2004 (Restated)          (12,245)      (669,444)

Options issued for services                         --      1,049,381

Common stock issued for services at
$0.73 - $1.34 per share                             --        301,433

Common stock/warrants issued for cash at
$0.75                                               --        383,150

Common stock issued for cash at $0.75               --         32,999

Beneficial conversion on loans                      --         12,686

Foreign currency translation gain (loss)       (12,603)       (12,603)

Net loss for year ended December 31,
2005                                                --     (2,289,233)
                                           -----------    -----------
Balance, December 31, 2005                    $(24,848)   $(1,191,631)
                                           ===========    ===========

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                          Year Ended         Period From
                                                                       Year Ended         December 31,      July 11, 2003
                                                                       December 31,           2004          (Inception) to
                                                                           2005            (Restated)      December 31, 2005
                                                                       -----------        -----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(2,289,233)       $(1,089,593)       $(3,566,286)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                          12,598                434             13,032
     Common stock issued for services
     and expenses                                                          301,433            120,005            426,435
     Options issued for expenses                                         1,049,381            497,839          1,547,220
   Changes in assets and liabilities:
     Accounts receivable                                                   (22,071)                --            (22,071)
     Inventory                                                             (64,629)                --            (64,629)
     Prepaid expenses                                                      (39,605)            (2,692)           (42,297)
     Accounts payable                                                      166,630             99,630            266,260
     Accrued interest payable                                                7,161                 --              7,161
     Compensation payable                                                  150,752             99,696            250,448
                                                                       -----------        -----------        -----------
   Net cash used by operating activities                                  (727,583)          (274,681)        (1,184,727)
                                                                       -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                             (268,750)           (78,964)          (347,714)
     Proceeds from purchase of subsidiary                                       --                 85                 85
     Acquisition of equipment                                             (117,232)            (2,492)          (119,724)
     Acquisition of patents                                                (33,770)                --            (33,770)
     Acquisition of buildings & land                                      (250,557)                --           (250,557)
                                                                       -----------        -----------        -----------
   Net cash provided (used) by investing activities                       (670,309)           (81,371)          (751,680)
                                                                       -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock/warrants issued for cash                                 416,149                 --            416,149
     Proceeds from short-term borrowings                                   197,057                 --            197,057
     Repayment of borrowing, related party                                (153,199)           (35,603)          (188,802)
     Proceeds from short-term borrowings - related parties                 937,856            391,328          1,524,442
                                                                       -----------        -----------        -----------
   Net cash provided by financing activities                             1,397,863            355,725          1,948,846
                                                                       -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH                                                (29)              (327)            12,439

   Other comprehensive loss - foreign currency translation loss                 --                 --            (12,246)

CASH, BEGINNING OF PERIOD                                                      222                549                 --
                                                                       -----------        -----------        -----------
CASH, END OF PERIOD                                                    $       193        $       222        $       193
                                                                       ===========        ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $        --        $        --        $        --
                                                                       ===========        ===========        ===========
   Income taxes paid                                                   $        --        $        --        $        --
                                                                       ===========        ===========        ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Beneficial conversion on loans                                      $    12,686        $        --        $    12,686
   Common stock issued for services and expenses                       $   301,433        $   120,005        $   426,435
   Options issued for expenses                                         $ 1,049,381        $   497,839        $ 1,547,220

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to December 31, 2005.

During January 2004, EPOD International Inc. (the "Company") completed a reorganization with Cyokonos Corporation ("Cyokonos") a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,460,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 18,460,000 shares of common stock at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. See Note 5. On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. The company commenced operations in June of 2005. On November 5th, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada. Three hundred common shares, with no par value, were issued to EPOD International Inc. As of December 31st, 2005, it had no activity.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2005, basic and diluted net loss per share were the same, as inclusion of common stock equivalents would be antidilutive. At December 31, 2005, the Company has a total of 2,959,587 shares that would be issued if all options and warrants were exercised.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company and its wholly owned subsidiaries maintain cash in four business checking accounts in a Canadian bank, two which are denominated in Canadian currency and two in U.S. currency. The Canadian funds are insured by the Canada Deposit Insurance Corporation (CDIC). The funds held in U.S. currency by Canadian banks are not insured. Therefore, a total of $83 and $229 is at risk at December 31, 2005 and 2004, respectively.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

Comprehensive Income (Loss)

The Company has adopted SFAS 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation to be included in comprehensive income.

Compensated Absences

Currently, the Company has no employees entitled to compensated absences. The Company's policy will be to recognize the costs of compensated absences when there are employees who earn such benefits. Currently there are only independent contractors working for the Company.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

For the period from July 11, 2003 (inception) to December 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

From July 11, 2003 (inception) to December 31, 2005, the Company has incurred losses aggregating $3,566,286. At December 31, 2005, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to December 31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EPOD Corporation, a Bahamian corporation and EPOD Industries Inc., a Canadian corporation. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter "SFAS 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154. See Note 11.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on its consolidated financial position, results of operations or cash flows at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company at December 31, 2005.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123(R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. The Company has determined that there was no impact to its financial statements from the adoption of this statement, because they are currently reporting under SFAS 123.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company's financial statements at December 31, 2005.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

Stock Options and Warrants

The Company's accounting is in accordance with Financial Accounting Standards Board No. 123 and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the building, which is depreciated using the declining balance method and land, which is not depreciated. For purposes of computing depreciation, the useful lives of the property and equipment are as follows:

         Storage Equipment                       10 years
         Power Generator                         25 years
         Equipment                               10 years
         Computer Equipment                      3 years
         Office Equipment                        5 years
         Leaseholds                              5 years
         Building                                25 years

The following is a summary of property, equipment, and accumulated depreciation:

                                          December 31,       December 31,
                                              2005               2004
                                           ---------          ---------
Storage Equipment                          $   4,720          $      --
Power Generator                               38,800                 --
Equipment                                      7,155                 --
Computer Equipment                             3,027              2,492
Office Equipment                               1,357                 --
Leaseholds                                    64,232                 --
Building                                     201,265                 --
Land                                          49,292                 --
                                           ---------          ---------
Less Accumulated Depreciation                (12,552)              (434)
                                           ---------          ---------
Total Net Property and Equipment           $ 357,296          $   2,058
                                           =========          =========

Depreciation expense for the years ended December 31, 2005 and 2004 is $12,101 and $434. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - INTELLECTUAL PROPERTY

In 2005, $33,770 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straightline basis. In 2005, accumulated amortization totalled $497. The following table presents expected future amortization of patent costs for each of the next five years:

            2006                                         $      1,988
            2007                                                1,988
            2008                                                1,988
            2009                                                1,988
            2010                                                1,988
            Thereafter                                         23,334
                                                         -------------
            Total amortization                           $     33,274
                                                         =============

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 75,000,000 shares of $0.0005 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. On September 20, 2004, the Company completed a two-for-one stock split of its common stock. Prior to the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. Subsequent to the stock split, 46,668,000 shares of common stock were outstanding. All references to common stock shares in these financial statements and notes have been restated to reflect this stock split.

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

During the year ended December 31, 2005, the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company offered for sale only to persons who are not "U.S. persons," as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the units received, as a unit, one share of the Company's common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units are not be registered pursuant to the Securities Act, but rather is made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. As of December 31, 2005, 510,867 units for $383,150 have been subscribed to through the private placement, with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. All shares have been issued.

During year ended December 31, 2005, an unaffiliated individual provided legal and consulting services, valued at $78,644 to the Company in exchange for 67,500 shares of the Company's common stock. All of these shares have been administratively issued.

During year ended December 31, 2005, an unaffiliated individual provided services, valued at $49,556 to the Company in exchange for 44,880 shares of the Company's common stock. As of March 31, 2006, 22,755 of these shares have not yet been administratively issued.

On June 30, 2005, the Company issued 40,000 of the Company's common stock valued at $52,000 to a law corporation in lieu of payment of outstanding invoices for business services and advice. All of these shares have been administratively issued.

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000. (See Note 7). None have been administratively issued at March 31, 2006.

During the last quarter of 2005, the Company authorized the issuance of 3,413 shares valued at $3,844 to an unaffiliated individual in return for legal services. All of these shares have been administratively issued at March 31, 2006.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

During the year ended December 31, 2005, the Company adopted a consultant stock plan, the purpose of which is to help obtain and retain consulting services upon which the Company is dependent, by offering such persons the opportunity to become owners of capital stock of the Company. The plan is to be administered by a Plan Committee consisting of two or more members of the board. The term of the plan is ten years from its effective date. Eligible persons for awards are consultants, excluding those in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the company's securities. The maximum number of shares authorized by the plan is not to exceed 450,000. The granting of any awards under the plan is to be in writing. The awards can be made as a bonus or reward for past services, the value of which will be the fair market value of the award shares on the date of grant, or for compensation of services the value of which may not be less than 70% of the fair market value of the award shares on the grant date. Awards are non-transferable. To date, 153,946 shares have been issued from the plan as follows:

      1. During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see
            Note 8), valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued.

      2. During the quarter ended December 31, 2005, the Company authorized the issuance of 57,902 shares valued at $50,000 to an unaffiliated laws firm for legal services. At March 31, 2006, all of these shares have not been administratively issued.

      3. During year ended December 31, 2005, 25,878 shares valued at $30,287 were issued to an unaffiliated consultant for services provided. All of these shares have been administratively issued. An additional 19,629 shares were administratively issued through the stock consultant plan for shares issued and work completed in 2004.

For the year ended December 31, 2005, the Company authorized the issuance of 844,977 shares of the Company's common stock valued at $628,082 of which 510,867 shares had 1,021,734 warrants attached valued at $89,500.

NOTE 6 - COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes Option Price Calculation to compute the fair value of options issued for payment of services. The assumptions used in such valuations include: risk free rate of 4.0%; no dividends are paid; exercise periods of two to five years; and a volatility factor of 44% to 171%.

Options granted during the year ended December 31, 2005 were in accordance with various contracts for services that the company has signed.

Executive Compensation

On July 1, 2004, the Company entered into an agreement with the president of the Company which included an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant. In the year ended December 31, 2005, $477,212 was recorded as the value of the 471,723 options granted at a price of $1 per share.

Non-Executive Compensation

On January 21, 2004, the Company's board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of December 31, 2005.

Consultant Compensation

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the two-year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234 (USD), $13,935 of which was in 2005 and the remainder in 2004. The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $65,487 has been recorded as of the year ended December 31, 2005.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

On July 1, 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly, over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000, of which $68,654 was recorded in the year ended December 31, 2005 and the remainder in 2004.

On April 1, 2005, the Company granted to each of two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $401,613, all of which have been recorded as of December 31, 2005. The contract also indicates that 200,000 options for each consultant will be granted and vest as of April 1, 2006 and April 1, 2007.

In the year ended December 31, 2005, 971,723 new options were granted. Options valued at $1,049,381 vested and were recorded. Following is a summary of the status of the options during the years ended December 31, 2005 and 2004:

                                                                         Number of Shares Under         Weighted Average
                                                                                Options                  Exercise Price
                                                                        -------------------------   --------------------------
Outstanding at January 1, 2004                                                                --
Granted                                                                                  982,800                      $  0.75
Exercised                                                                                     --                           --
Forfeited                                                                                     --                           --
                                                                        -------------------------   --------------------------
Outstanding at December 31, 2004                                                         982,800                         0.75
Granted                                                                                  971,723                         0.90
Exercised                                                                                     --                           --
Forfeited                                                                                     --                           --
                                                                        -------------------------   --------------------------
Options outstanding at December 31, 2005                                               1,954,523                      $  0.82
                                                                        =========================   ==========================
Options exercisable at December 31, 2005                                               1,937,853                      $  0.82
                                                                        =========================   ==========================
Weighted average fair value of options granted in 2004                                                                $  0.58
                                                                                                    ==========================
Weighted average fair value of options granted in 2005                                                                $  0.51
                                                                                                    ==========================

None of the stock options outstanding and exercisable at December 31, 2005 were approved by shareholders. Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

                                                                Outstanding Options
                                     --------------------------------------------------------------------------
                                      Number of Shares        Weighted Average            Weighted Average
           Exercise Price Range        Under Options           Remaining Life              Exercise Price
           ---------------------     -------------------    ----------------------    -------------------------
              $0.75 to $1.00             1,954,523                  2.15                       $ 0.82

                                                                Exercisable Options
                                     --------------------------------------------------------------------------
                                      Number of Shares        Weighted Average            Weighted Average
           Exercise Price Range        Under Options           Remaining Life              Exercise Price
           ---------------------     -------------------    ----------------------    -------------------------
              $0.75 to $1.00             1,937,853                  2.18                       $ 0.82

NOTE 7 - INCOME TAXES

At December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $3,149,389 which expire in the years 2019 to 2025. At September 30, 2005, the Company has additional CDN federal net operating loss carry forwards of approximately $228,077 CDN, which expire in the year 2012. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its net operating losses, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2004 to December 31, 2005 was $782,624, which is principally due to the Company's net operating loss carryforward.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

Approximately $187,000 of the Company's losses accumulated during its development stage may not be available for U.S. income tax purposes and have been omitted from the above, as these losses originated outside of the U.S.

NOTE 8 - RELATED PARTY TRANSACTIONS

From inception to December 31, 2005, the Company received advances from shareholders totaling $1,048,178. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2005, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum and a $60,000 signing bonus. As of December 31, 2005, $205,848 USD has been accrued since the inception of the contract.

On August 22, 2005, the Company purchased property from Parmount Holdings, Ltd, a related entity. The purchase price, as per the purchase contract, was $292,820 CDN ($250,557 USD), with ownership taken in July 2005.

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date.

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At year-end, none of the shares have been administratively issued.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of Mark Roseborough, a director, valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued. Also, during 2005 the consultant was paid $42,000 CDN ($38,597 USD), with an additional $3,000 accrued at year end for work in December.

On December 6, 2005, the Company entered into a loan agreement with the company of a director for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are uncollateralized, mature in 2015, and accrue interest at 5%.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. As of the filing date, settlement of the proceedings are in progress. At December 31, 2005, a payable of $18,000 CDN ($15,439 USD) has been recorded to reflect management's estimate of the Company's obligation.

On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments are:

                     Year                           Amount (USD)
         -----------------------------          ---------------------
         2006                                     $           14,597
         2007                                                 14,597
         2008                                                 14,597
         2009                                                 14,597
         2010                                                  9,732
                                                ---------------------
                  Total                           $           68,120
                                                =====================

NOTE 10 - SUBSEQUENT EVENTS

In October 2005, the Company announced the imminent acquisitions of Enviromech Industries, an alternative fuel system integration company and Enviromech LLC. However, in February 2006 prior to the share exchange, the Company announced its intent to not consummate the acquisitions and to seek the return of the funds advanced. As of December 31, 2005, deposits of $128,656 are expected to be released back to EPOD.

In 2005, deposits of $219,959 have been made towards the purchase of 51% of the shares of CompMess GmbH & Co. KG, a German manufacturer and 51% of ASSolar, which will be the operating and marketing arm of its German operations. These acquisitions are expected to be finalized in April of 2006. In January of 2006, EPOD incorporated a German subsidiary, which has had limited activity.

In March 2006, the Company secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its prospective acquisition, CompMess GmbH & Co. KG.

NOTE 11 - RESTATEMENT FOR CORRECTION OF AN ERROR

The accompanying financials statements for December 31, 2005 have been restated to correct an error of an omission of a signing bonus of $60,000 CDN ($45,276
USD) and related currency transaction exchange made in July of 2004. The effect of the restatement was an increase of net loss and accumulated deficit for December 31, 2004 by $49,848, there was no change in loss per share.


                                                  2004
                        -------------------------------------------------------------
                           As Restated            As Reported             Change
                        ------------------     ------------------     ---------------
Net loss                 $     (1,089,593)      $     (1,039,745)      $     (49,848)

Accumulated deficit      $     (1,277,053)      $     (1,227,205)      $     (49,848)

Loss per share           $          (0.02)      $          (0.02)             N/A

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of such period, are effective in timely making known to them information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

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

(b) Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting or in other factors during the year or quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following are the directors and executive officers of the Company:

Michael Matvieshen, 44, Chairman of the Board. Mr. Matvieshen became a director of the Company on January 13, 2004 upon the Company's acquisition of EPOD International Inc. and then Chairman of the Board on January 21, 2004. Mr. Matvieshen is the founder of EPOD and was its President since inception. Prior to founding EPOD, he was President of Wolverine Resources Inc., a large oil upgrading refinery owned by a large venture capital firm. Mr. Matvieshen has also served as Vice President of Gen5 Tech Corporation, which managed the construction, capital budgeting and startup of an oil upgrading plant in Alberta. Mr. Matvieshen has extensive experience in the industrial wastewater and industrial waste-oil treatment industries and has been in the technology business for the past fifteen years primarily as an entrepreneur and inventor.

L. Mark Roseborough, 53, Director. Mr. Roseborough became a Director of the Company on January 21, 2004 and also serves in the capacity of President. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries Inc. where he was most recently Vice President of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as President and Chief Executive Officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owner Merrill Lynch) which was a large recycle pulp mill with revenues at full production of $35 million. In 1997, Mr. Roseborough also started, and co-owned, Belkin Paper Stock, a successful paper trading business. Prior to his work at Belkorp, he served from 1989-1992 as General Manager of Slave Lake Pulp overseeing the design, construction, hiring and training of employees for a $175 million state-of-the-art mechanical pulp mill owned by Alberta Energy Company. Mr. Roseborough is also a commercial pilot with a multiengine instrument rating.

Peter Lacey, 48, Director. Mr. Lacey became a Director of the Company on January 21, 2004. He is currently President and Chief Executive Officer of Cervus Corporation, a publicly traded company on the TSX Venture Exchange. Cervus Corp. consists of nine John Deere agricultural dealerships across Western Canada with annual sales in excess of $100 million. Mr. Lacey also serves as Board Chair of Red Deer College, served on the College's Foundation Board for three years prior to his Board of Governors appointment, and also served on the recent capital campaign committee, which raised $7.2 million for the RDC Library Information Common. Mr. Lacey also serves as a director of three other publicly traded companies, VHQ Entertainment (TSX), River Valley Energy Services (TSX Venture), and Longbow Energy Corporation (TSX Venture).

Ljubisan Stamenic, 47, Director. Dr. Stamenic became a Director of the Company on August 18th, 2005. He is currently the Research and Development Head and Project Leader at the British Columbia Institute of Technology in Vancouver, Canada, where he formed and managed the Photovoltaic Energy Applied Research Lab. He received his Ph.D. in Engineering Physics at Simon Fraser University. He has published over forty scientific papers at conferences and in technical journals and a number of books related to photovoltaic energy. He is president of the Canadian Solar Industries Association and Chair of its Photovoltaic Division, has numerous professional memberships and serves on the Board of Directors of Carmanah Technologies and Matrix Solar Technolgies. Dr. Staminic holds the patent to the Smart MPPT Controller and has developed two other products. He has received numerous awards and grants for his research and is adjunct professor at the University of Belgrade.

Hans Schroth, 47, Director. Mr. Schroth became a Director of the Company on January 21, 2004. Mr. Schroth comes to Cyokonos with an extensive business and management background in the food/beverage and franchise industry. Mr. Schroth has worked for start up organizations in the farming and import and export business. He currently serves on the Board of Directors of Globus Corporation and part owner of Celltech Labs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2005 all officers, directors and greater than 10% beneficial owners complied with the
Section 16(a) filing requirements.

Audit Committee

The Company's Board of Directors has established a separately designated, standing Audit Committee (as defined in and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements. The members of the Audit Committee are Peter Lacey (Chair), and Hans Schroth.

Under the new rules of the SEC brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their Audit Committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that although the two members of the current audit committee are "independent" and have ability to understand financial reporting, they may not fully meet the description of "financial experts" as defined in the Regulation. The Board of Directors is evaluating qualified candidates to expand the Board at this time.

The company has recently approved a Code of Ethics (Exhibit 14).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to its chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the "named executive officers").


                           SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                    Compensation
                                                                       Awards
                                                                   ---------------
                                                                      Securities
                                                                      Underlying
                                                       Annual          Options
                                                    Compensation      (in shares,                  All Other
Name and Principal Position           Fiscal Year     Salary ($)      cumulative)     Bonus ($)   Compensation
---------------------------           -----------  ---------------- --------------   ----------   ------------
L. Mark Roseborough(1)                     2005    $     102,924(2)    471,723(3)            0             0
George Drazenovic (4)                      2005           48,032       200,000(5)
L. Mark Roseborough(1)                     2004    $      49,848(2)    333,800(3)       51,462             0
Ronald McIntire(6)                         2004    $           0             0       $       0      $     -0-
President and CEO                          2003    $           0             0       $       0      $     -0-
                                           2002    $           0             0       $       0      $     -0-

----------------

(1) Mr. L. Mark Roseborough became President on January 15, 2004, and a contact was entered into with his company, Rosborough Holdings for his services as President.
(2) Mr. Roseborough has not yet been paid these amounts, as it is being set up as a Company accrual until sufficient funds can be obtained.
(3) On July 31, 2004 and July 31, 2005, as part of his compensation package, Mr. Roseborough received 232,800 and 471,723 options respectively to purchase restricted shares of common stock, which represented one (1%) of the outstanding common shares of the Company on those dates, and 100,000 options in 2004 to purchase restricted shares as compensation for being a Director
(4) On April 1, 2005, EPOD entered into a contract with Mr. George Drazenovic for his services as Chief Financial officer.
(5) On April 1, 2005, as part of his compensation package, Mr. Drazenovic received 200,000 options to purchase shares of common stock.
(6) Mr. McIntire became the President and Chief Executive Officer of the Company in November 1999 and resigned on January 21, 2004.

COMPENSATION OF DIRECTORS FOR FISCAL 2005

None of the five directors receives any cash compensation.

DIRECTOR AND EXECUTIVE OPTIONS GRANTED IN FISCAL 2005

On July 31, 2005, the Company granted 471,723 options to purchase shares of restricted common stock to President L. Mark Roseborough pursuant to an option agreement that is part of his compensation agreement.

On April 1, 2005, the Company granted 200,000 options to purchase shares of common stock to CFO George Drazenovic pursuant to an option agreement that is part of his compensation agreement.

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


                                                                                  Shares Beneficially
                                                                                         Owned
                                                                         ---------------------------------------
Name of Beneficial Owner                                                          Number            Percent *
-------------------------------                                          -------------------     ---------------
Michael Matvieshen, Chairman                                                   12,506,654(1)            26%
L. Mark Roseborough, President                                                    805,523(2)           1.7%
Hans Schroth                                                                      270,000(3)            **%
Peter Lacey                                                                    18,318,000(4)          38.5%
                                                                               -------------          -----
All executive officers and directors as a group (5 persons)                     31,900,177              67%

------------------------

* Based on 47,519,819 shares outstanding as of March 31, 2006** Less than one percent

(1) Includes 12,107,248 shares of common stock owned directly, 299,406 shares of common stock owned indirectly through his spouse and 100,000 options.
(2)   Includes 805,523 options.
(3) Includes 170,000 shares of common stock owned by his spouse and 100,000 options.
(4) Includes 18,164,000 shares of common stock owned directly, 54,000 shares owned by a related company, 44,000 of which have not been administratively issued and 100,000 options.

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

From January 13, 2004 to December 31, 2005, the Company received advances from shareholders totaling $1,048,178. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder, Mike Matvieshen for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2005, the entire balance of principal still outstanding.

On July 1, 2004, the Company entered into an agreement with Roseborough Holdings, Inc. Under the terms of the agreement, the Company pays a monthly amount, which is fixed from time to time by the board of directors, of $120,000 (Cdn.) per annum with a $60,000 (Cdn.) signing bonus, for the services of Mark Rosborough. Approximately $205,848 (USD) has been accrued under this agreement as of December 31, 2005.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd for the purchase and construction of its corporate headquarters which was completed in 2005. Under the terms of the agreement, the purchase price, as per the purchase contract, was $292,820 excluding GST. Parmount Holdings is an entity one third owned by the spouse of Mike Matvieshen, a director. The following directors, Mark Roseborough, Hans Schroth, and Denor equipment, a company owned by Peter Lacey, have provided financing to Parmount Holdings Ltd.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of Mark Roseborough, a director, for payment of services provided. At year-end, 33 shares have yet to be administratively issued. Also during the year the consultant was paid $42,000 CDN ($38, 597 USD), and an additional $3,000 has been accrued for work in December.

On September 8, 2005, the Company entered into a loan agreement with Peter Lacey, a director, for $42,885 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years.

On September 8, 2005, the Company entered into a loan agreement with the spouse of Hans Schroth, a director, for $42,885 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years.

On December 6, 2005, the Company entered into a loan agreement with Denor Equipment company of Peter Lacey, a director of EPOD for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years.

In 2005, the company entered into two promissory notes for $195,000 with a shareholder/director, Mike Matvieshen, maturing in 2015, with interest accrued at 5% on the unpaid principle

ITEM 13.  EXHIBITS

Exhibits
--------

Exhibit 14 -   Code of Ethics

Exhibit 23 - Consent to Incorporation from Public Accountants, filed herewith.

Exhibit 31.1 - Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 31.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.


Exhibit 32.1 - Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Williams & Webster P.S.has served as the Company's Principal Accountant since July 13, 2004. Their fees billed to the Company for the past two fiscal year are set forth below:
                                  Fiscal year ending     Fiscal year ending
                                   December 31, 2005     December 31, 2004
                                  --------------------  ---------------------
Audit Fees                              $15,000               $13,360
Audit Related Fees (Review)             $17,026               $12,255
Tax Fees                                $ 4,380               $     0
All Other Fees                          $ 1,398               $     0

As of December 31, 2005, the Company's Board of Directors did not have a pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EPOD INTERNATIONAL INC.

                                           By: /s/  George Drazenovic
                                               --------------------------------
                                               Chief Financial Officer
                                               April 17, 2006

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                   Title                       Date
           ---------                   -----                       ----

 /s/   L. MARK ROSEBOROUGH
 ----------------------------     Principal Executive Officer     April 17, 2006
       L. Mark Roseborough         and Director