Form 10QSB
period 2006-03-31
EPOD International Inc
filed 2006-05-19
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 31, 2006 there were 47,519,819 shares of common stock outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$2,875	$193
GST tax refund	1,995	22,071
Note receivable	58,122	—
Inventory	64,620	64,629
Prepaid expenses	48,706	42,297
Total Current Assets	176,318	129,190

PROPERTY, PLANT AND EQUIPMENT, NET	360,738	357,296

OTHER ASSETS
Intellectual property, net	32,777	33,274
Goodwill	3,034	—
Deposits	363,019	347,714
Total Other Assets	398,830	380,988

TOTAL ASSETS	$935,886	$867,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$269,151	$266,261
Compensation payable	298,034	250,448
Shareholder advances	1,216,813	1,048,178
Notes payable - shareholder	290,000	290,000
Notes payable	298,352	197,057
Accrued interest payable	14,316	7,161
Total Current Liabilities	2,386,666	2,059,105

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT

Common stock, $0.0005 par value; 75,000,000 shares authorized,47,649,583 and 47,585,607 issued and outstanding, respectively	23,832	23,800
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,664,083	1,649,406
Additional paid-in capital	785,526	747,567
Accumulated deficit during the development stage	(3,879,216)	(3,566,286)
Accumulated other comprehensive income (loss)	(23,735)	(24,848)
Total Stockholders' Deficit	(1,450,780)	(1,191,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$935,886	$867,474

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2006 (unaudited)		Three Months Ended March 31, 2005 (unaudited)	Period from July 11, 2003 (Inception) to March 31, 2006 (unaudited)

REVENUE	$—		$—	$—

OPERATING EXPENSES
General and administrative	165,338		107,675	2,559,435
Legal and professional	83,186		59,308	593,865
Research and development	50,310		56,729	613,098
Amortization expense	7,327		226	20,359
Total Operating Expenses	306,161		223,938	3,786,757

LOSS FROM OPERATIONS	(306,161)		(223,938)	(3,786,757)

OTHER INCOME (EXPENSE)
Interest expense	(7,155)		—	(26,996)
Other Income	1,560		—	8,146
Foreign currency transaction gain (loss)	(1,174)		1,318	(73,609)
Total other income (expense)	(6,769)		1,318	(92,459)

LOSS BEFORE TAXES	(312,930)		(222,620)	(3,879,216)

PROVISION FOR INCOME TAXES	—		—	—

NET LOSS	(312,930)		(222,620)	(3,879,216)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	1,113		—	(23,735)

NET COMPREHENSIVE LOSS	$(311,817)		$(222,620)	$(3,902,951)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	47,649,583		46,816,297

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006 (unaudited)	Three Months Ended March 31, 2005 (unaudited)	Period From July 11, 2003 (Inception) to March 31, 2006 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,930)	$(222,620)	$(3,879,216)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,327	226	20,359
Common stock issued for services and expenses	37,992	27,837	464,427
Options issued for expenses	14,677	48,262	1,561,897
Changes in assets and liabilities:
Accounts receivable	20,076	—	(1,995)
Inventory	9	—	(64,620)
Prepaid expenses	(6,409)	12	(48,706)
Accounts payable	2,890	8,650	269,150
Accrued interest payable	7,155	—	14,316
Compensation payable	47,586	—	298,034
Net cash used by operating activities	(181,627)	(137,633)	(1,366,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(15,305)	—	(363,019)
Proceeds from purchase of subsidiary	—	—	85
Investment in intangibles	(3,034)	—	(3,034)
Investment in notes receivable	(58,122)	—	(58,122)
Acquisition of equipment	(10,274)	—	(129,998)
Acquisition of patents	—	—	(33,770)
Acquisition of buildings & land	—	—	(250,557)
Net cash provided (used) by investing activities	(86,735)	—	(838,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	—	150,000	416,149
Proceeds from short-term borrowings	101,295	—	298,352
Repayment of borrowing, related party	(46,398)	—	(235,200)
Proceeds from short-term borrowings - related parties	215,033	132,880	1,739,475
Net cash provided by financing activities	269,930	282,880	2,218,776

NET INCREASE (DECREASE) IN CASH	1,569	145,247	14,008

Other comprehensive loss - foreign currency translation loss	1,113	—	(11,133)

CASH, BEGINNING OF PERIOD	193	222	—

CASH, END OF PERIOD	$2,875	$145,469	$2,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on loans	$—	$—	$12,686

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

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

The accompanying financial statements should be read in conjunction with the audited financial statements of EPOD International Inc. as of December 31, 2005 for the year then ended, as filed with the Securities and Exchange Commission on April 17th, 2006.

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

On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. On November 5th, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada. Three hundred common shares, with no par value, were issued to EPOD International Inc. As of March 31, 2006, it had no activity. On January 11, 2006, 100% of the shares of EPOD Erneuerbare Energien GmbH, an inactive German company was purchased for € 27,500 ($33,374 USD). As of March 31, 2006 there were no operations and limited activity in this company.

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
March 31, 2006

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

From July 11, 2003 (inception) to March 31, 2006, the Company has incurred losses aggregating $3,879,216. At March 31, 2006, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to March 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be $145,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EPOD Corporation, a Bahamian corporation, EPOD Industries Inc., a Canadian corporation, EPOD Renewable Utilities Inc. an inactive Canadian company and EPOD Erneuerbare Energien GmbH, a German company. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (hereinafter “SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $3,149,000 which expire in the years 2019 to 2025 and additional CDN federal net operating loss carry forwards of approximately $228,000 CDN, which expire in the year 2012. At March 31, 2006, the Company has additional U.S. federal net operating loss carryforwards of approximately $240,000 and CDN federal net operating loss carry forwards of approximately $73,000 USD. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its net operating losses, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2005 to March 31, 2006 was $106,396, which is principally due to the Company’s net operating loss carryforward.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes and have been omitted from the above, as these losses originated outside of the U.S.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

Stock Options and Warrants
The Company’s accounting is in accordance with Financial Accounting Standards Board No. 123(R) and ETIF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

The Organization:
The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and is in the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity from inception to March 31, 2006.

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

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2006	March 31, 2005
Storage Equipment	$4,720	$—
Power Generator	38,800	—
Equipment	11,539	—
Computer Equipment	7,081	—
Office Equipment	3,063	2,492
Leaseholds	64,232	—
Building	201,265	—
Land	49,292	—
Total Property and Equipment	379,992	2,492
Less Accumulated Depreciation	(19,253)	(434)

Total Net Property and Equipment	$360,739	$2,058

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. Depreciation expense at March 31, 2006 and 2005 were $7,327 and $226 respectively.

NOTE 4 - INTELLECTUAL PROPERTY

In 2005, $33,770 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straight-line basis. As of March 31, 2006, accumulated amortization totalled $993. The following table presents expected future amortization of patent costs for each of the next five years:

2006	$995
2007	1,988
2008	1,988
2009	1,988
2010	1,988
Thereafter	23,334
Total amortization	$32,281

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

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

During year ended December 31, 2005, an unaffiliated individual provided services, valued at $49,556 to the Company in exchange for 44,880 shares of the Company’s common stock. In the first quarter of 2006, an additional 17,404 shares valued at $12,992 were issued. As of March 31, 2006, a total of 46,572 of these shares have not yet been administratively issued.

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000. (See Note 7). None have been administratively issued at March 31, 2006.

During the last quarter of 2005, the Company authorized the issuance of 3,413 shares valued at $3,844 to an unaffiliated individual in return for legal services. During the first quarter of 2006 these shares were administratively issued.

During the year ended December 31, 2005, the Company offered for sale only to persons who are not “U.S. persons,” as the term defined by the provisions of Regulation S, securities of the Company for private placement. Purchasers of the units received, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units are not be registered pursuant to the Securities Act, but rather is made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. In total, 510,867 units for $383,150 were subscribed to with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. As of March 31, 2006, all shares have been issued and no warrants have been exercised.

During the year ended December 31, 2005, the Company adopted a consultant stock plan, the purpose of which is to help obtain and retain consulting services upon which the Company is dependent, by offering such persons the opportunity to become owners of capital stock of the Company. The plan is to be administered by a Plan Committee consisting of two or more members of the board. The term of the plan is ten years from its effective date. Eligible persons for awards are consultants, excluding those in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the company’s securities. The maximum number of shares authorized by the plan is not to exceed 450,000. The granting of any awards under the plan is to be in writing. The awards can be made as a bonus or reward for past services, the value of which will be the fair market value of the awarded shares on the date of grant, or for compensation of services the value of which may not be less than 70% of the fair market value of the awarded shares on the grant date. Awards are non-transferable. To date, 180,889 shares have been effectively issued from the plan as follows:

1.
During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see Note 8), valued at $37,902 for payment of services provided. At March 31, 2006, thirty-three shares have yet to be administratively issued.

2.
During the quarter ended December 31, 2005, the Company authorized the issuance of 57,902 shares valued at $50,000 to an unaffiliated laws firm for legal services. In the first quarter of 2006, an additional 46,572 shares valued at $25,000 were issued. At March 31, 2006, 46,572 of these shares have not been administratively issued.

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

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

Options granted during the period ended March 31, 2006 were in accordance with various contracts for services that the company has signed.

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

Consultant Compensation
On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the two-year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234 (USD), $13,935 of which was in 2005 and the remainder in 2004. The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $14,677 has been recorded as of the period ended March 31 2006.

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

In the quarter ended March 31, 2006, no new options were granted. In total, there are 1,954,523 options granted and exercisable as of March 31, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

From inception to March 31, 2006, the Company received advances from shareholders totaling $1,216,813. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of March 31, 2006, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum and a $60,000 signing bonus. As of March 31, 2006, $231,833 USD has been accrued since the inception of the contract.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

On August 22, 2005, the Company purchased property from Parmount Holdings, Ltd, a related entity. The purchase price, as per the purchase contract, was $292,820 CDN ($250,557 USD), with ownership taken in July 2005.

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of the quarter ended March 31, 2006, the entire balance of the loan is outstanding.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of the quarter ended March 31, 2006, the entire balance of the loan is outstanding.

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At March 31, 2006, none of the shares have been administratively issued.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of Mark Roseborough, a director, valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued. To date, the consultant has been paid $52,000 CDN ($44,553 USD), with an additional $11,000 CDN ($9,425 USD) accrued and not yet paid as of March 31, 2006.

On December 6, 2005, the Company entered into a loan agreement with the company of a director for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. As of the quarter ended March 31, 2006, the entire balance of the loan is outstanding.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are uncollateralized, mature in 2015, and accrue interest at 5%. As of the quarter ended March 31, 2006, the entire balance of the loan is outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Contracts
The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006 the company has accrued 25,872 CDN ($22,168 USD) as owing to him.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006

Leases
On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments as of March 31, 2006 are:

Year	Amount (USD)
2006	$10,948
2007	14,597
2008	14,597
2009	14,597
2010	9,732
Total	$64,471

Other Matters
In January of 2006, the Chairman of the Board advanced $100,000 USD to the Company, which was originally from a non-related individual. This was done in anticipation of an equity investment by that no-related individual. In March of 2006, the non-related individual has chosen to rescind the possible investment. The amount is included in Notes Payable and expected to be repaid in the second quarter of 2006.

NOTE 9 - SUBSEQUENT EVENTS

In October 2005, the Company announced the imminent acquisitions of Enviromech Industries, an alternative fuel system integration company and Enviromech LLC. However, in February 2006 prior to the share exchange, the Company announced its intent to not consummate the acquisitions and to seek the return of the funds advanced. These funds have now been returned, less the associated legal fees.

As of March 31, 2006, deposits of $363, 019 have been made towards the purchase of 51% of the shares of CompMess GmbH & Co. KG, a German manufacturer and 51% of ASSolar, which will be the operating and marketing arm of its German operations. An additional € 25,000 ($30,350 USD) was lent to the German company in the first quarter of 2006. These acquisitions are expected to be finalized in the second quarter of 2006. In January of 2006, EPOD purchased a German subsidiary, which has had limited activity.

In March 2006, the Company secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its prospective acquisition, CompMess GmbH & Co. KG.

In April of 2006, EPOD signed an agreement with Assets Logic Capital Management Inc. (ALCM) a Vancouver, Canada based company, and a registered portfolio manager in the province of British Columbia, with expertise in structuring and financing renewable energy projects and with capital raising channels. In the agreement, ALCM agrees to provide a suitable fund structure to accommodate EPOD’s current and future energy projects that provides a reasonable return for Fund Investors, assist EPOD in raising project equity and debt and act as advisor to the fund. As consideration, ALCM will receive a management fee and incentive fee from the fund, the amount to be determined, and will charge fund operating expenses to the fund, expected to be $30,000 to $50,000 annually, as well as any other organizational and offering expenses incurred.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about April 17, 2006.

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

A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18th, 2005., Mr. Ljubisan Stamenic became a board member. In October of 2005, Mr. Peter Hipp resigned. Mr. Hipp did not resign due to any disagreement with the Company on any matter related to its operations, policies or practices.

In 2005, the Company’s common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol “EDU.” The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe.

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

Products

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

The company continues to focus on the global solar power markets due to the continued growth in world-wide demand for solar panels, inverters and renewable energy as a whole. Using the Company’s patent-pending power controller and advanced power management, the EPOD Inverter increases the functional output of a majority of PV panels, and provides the Company a competitive advantage in the manufacture and sale of photovoltaic (“PV”) panels. To execute this strategy, management is in the process of acquiring and constructing PV panel manufacturing capacity to focus on the building-integrated photovoltaic (“BIPV”) market, the process whereby solar panels are integrated into the exterior skin of commercial buildings, often replacing glass windows with a transparent, power-generating solar panel. By combining BIPV with EPOD's power storage and energy management system, commercial buildings can become energy self-sufficient and, in some cases, generate revenue from the sale of surplus solar energy to the local power grid.

Research and Development

In addition to its development of its solar applications, company continues to put significant research and development into and pursue collaborative partnerships for alternative energy uses of its products including wind applications and hybrid batteries for large-scale commercial/industrial applications. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2005 and Q1, 2006. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

In October 2005, the Company announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company’s patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to rapidly expand its marketing and business development initiatives through North America and Europe. As a result, the Company is poised to offer energy management solutions to the two largest segments of the renewable energy sector: wind and solar.

Initiatives

The Company is taking significant advantage of the “Green” movement to increase energy efficiency, specifically in regions where there is an emphasis on reducing reliance on fossil-fuel based, nonrenewable power. Its solar power applications are experiencing initial sales and the company’s operations have been focused on the solar energy industry. This has involved a two pronged approach - strategically positioning itself to acquire and develop the required production capacity for its own and related products and to realize ongoing revenue streams in the solar power market through power system construction and sales of power.

In 2005, the company entered into a joint venture with CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels . In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The system, installed by EPOD and utilizing EPOD-manufactured solar panels, has an estimated lifespan of 40-plus years. Under the terms of the sale and operating agreement, EPOD retains 49% ownership and management control of the installation and is to receive 49% of all power sales revenue for the lifespan of the installation. The remaining 51% is to be paid to the Company's joint venture and investor partner. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

In the final quarter of 2005, the Company began the process of acquiring a controlling interesting in CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer. CompMess, based in Gotthards, Germany, brings to EPOD 17 years of automated machinery and electronics manufacturing expertise and will provide a turn-key manufacturing facility for all of its electronic components and systems. The acquisition will allow EPOD to build its own solar panel manufacturing equipment and its advanced inverters, rectifiers, and power controllers in-house. Mr. Hans Schroth, who sits on EPOD’s board of directors was appointed as managing director of CompMess in January of 2006. EPOD also intends to acquire a controlling interest in ASSolar, which will be the operating and marketing arm of its German operations. The acquisition is in its final stages , pending the fulfillment of conditions by the intended subsidiary.

In March 2006, the Company secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its intended subsidiary, CompMess GmbH & Co. KG. The financing will allow it to significantly increase its ‘cut plate’ inventory, the principle component of the Company’s solar panels.

In 2005, EPOD, began production of amorphous silicon or 'thin film' solar panels at a newly constructed plant in Gotthards, Germany. The addition of solar panel manufacturing and assembly capacity to EPOD’s existing line of solar inverters and power storage systems further optimizes its inverter and power storage products for both maximum power output and revenue, and achieves the Company’s goal of offering turnkey, integrated, commercial solar power systems. Financing and construction of the plant was arranged by Mike Matvieshen, a shareholder and director of EPOD on EPOD’s behalf. April of 2006, this plant is expected to be transferred to EPOD by the shareholder at cost.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. in 2006 An estimated two megawatts of production capacity is anticipated to be available within six months, with the annual capacity of the plant projected to be five megawatts upon completion. In April, EPOD announced it intends to sell to investors up to 49% equity in the to-be-built facility. The addition of solar panel manufacturing capacity will allow EPOD to further vertically integrate its solar power operations, and substantially increase the Company's solar panel output. This manufacturing capacity and increased solar panel output will also enable EPOD to maximize its solar power system sales and integration in the Province of Ontario, where market prices have touched CDA$8 per watt, installed.  The Ontario Power Authority and the Ontario Energy Board recently announced the creation of the Standard Offer Program a renewable energy feed-in tariff initiative. The Standard Offer Program will pay EPOD and other solar power generators CAD$0.42 per kilowatt-hour (approximately USD$0.37), under what is anticipated to be a 20-year power purchase agreement. Given the Ontario government's increased support of solar energy through the Standard Offer Program, EPOD intends to aggressively pursue solar system sales in the Ontario market effective immediately.

In April of 2006, EPOD announced its intention to create a renewable energy income fund for the purpose of investing in utility-integrated, renewable energy infrastructure projects. The EPOD Renewable Energy Income Fund ("REIF") will be utilized to invest in renewable power generating assets with a focus on commercial solar power installations. The installations will be utility-integrated, selling 100% of power generated to the Fund's utility customers under industry standard 20-year power purchase agreements. The Company intends to sell commercial solar power installations to the REIF, as well as operate the installations for the Fund under an operating and maintenance contract. Additionally, EPOD will retain a carried interest in the projects earning a share of the long term, power sales revenue. EPOD has engaged ALCM to serve as fund manager and advisor to the EPOD Renewable Energy Income Fund. ALCM, a British Columbia-based registered portfolio manager and its affiliated company, Energy Logics Inc., have focused on the exploration, financing, and management of sustainable wind energy investments globally. Energy Logics currently has in excess of 1,000MW of wind-power under development in Canada, the United States and the Philippines. Preliminary plans are for the assets will be sold to the income trust at their fair market value, the trust will provide 80% of the funds in cash, the other 20% in units in the fund. This will allow EPOD to continue to fund revenue producing projects, and allow EPOD to participate in the ongoing revenue stream generated by the assets through the trust. The remaining 80% of the units in the Trust will be sold through ALCM.

In anticipation of significant expansion in capacity and revenues, in 2006 and beyond, the Company also hired a new CFO, Frank Wisehart, to oversee this next stage of growth for the Company. Mr. Wisehart took over from Mr. George Drazenovic in April of 2006.

The Company's current principal place of business is located at 2223 Hayman Road, Kelowna, British Columbia, Canada V1Z 1Z6. It has developed 2,500 square feet of leased office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space allows the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ending March 31, 2006, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

Revenue. The Company had no revenue for the quarter ended March 31, 2006 compared to no revenues for the quarter ended March 31, 2005. The Company expects to experience operating revenues for fiscal year 2006 with the implementation of the new projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended March 31, 2006 of $165,338 and $83,186 respectively, compared to $107,675 and $59,308 respectively for the quarter ended March 31, 2005. Additionally, the Company incurred research and development costs of $50,310 during the quarter ended March 31, 2006 compared to $56,729 for the quarter ended March 31, 2005..

Net Loss. Mainly as a result of the above, the Company sustained a loss from operations of $312,930 for quarter-ended March 31, 2006, compared to a loss from operations of $222,620 for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED MARCH 31, 2006

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of March 31, 2006, the Company had cash and cash equivalents of $2,875 and current liabilities of $2,386,666, compared to cash and cash equivalents of $145,469 and current liablities of $845,063 for the quarter ended March 31, 2005

Operating Activities. During the quarter ended March 31, 2006, the Company had negative cash flows from operating activities of $181,627 and recorded an operating loss of $312,930 compared to a negative cash flow from operating activities of $137,633 and recorded operating loss of $222,620 for the quarter ended March 31, 2005

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $1,216,813. These advances are due upon demand. In addition, during the period from inception to March 31, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle. The company entered into three additional promissory notes with directors and their related parties totaling $197,057. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2006, the Company has incurred a net loss of $3,879,216. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of March 31, 2006 is $2,875. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to March 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $145,000 per month. The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006 the company has accrued 25,871.84 CDN ($22,167.63 USD) as owing to him.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

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

3.2 - Bylaws of the Registrant (2)

10.1 - Membership Purchase Agreement dated October 6, 2005 (3)

10.2 - Share Purchase Agreement dated as of October 6, 2005 (4)

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by L. Mark Roseborough, President of EPOD International Inc.

31.2 - Rule 13a-14(a)/15d-14(a) Certification, executed by Frank Wisehart, Chief Financial Officer of EPOD International Inc.

32.1- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by L. Mark Roseborough, President and Chief Financial Officer of EPOD International, Inc.

32.2- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Frank Wisehart, Chief Financial Officer of EPOD International Inc.

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

EPOD INTERNATIONAL INC.

By:	/s/ L. MARK ROSEBOROUGH
L. Mark Roseborough Chief Executive Officer May 19, 2005

EPOD INTERNATIONAL INC.

By:	/s/ FRANK WISEHART
Frank Wisehart Chief Financial Officer May 19, 2005