Form 10QSB
period 2006-06-30
EPOD International Inc
filed 2006-08-22
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 30, 2006 there were 47,812,301shares of common stock outstanding and no other outstanding classes of a common equity security.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$167,059	$193
Accounts receivable	240,538	-
GST tax refund	3,208	22,071
Note receivable	61,012	-
Inventory	328,364	64,629
Prepaid expenses	122,280	42,297
Total Current Assets	922,461	129,190

PROPERTY, PLANT AND EQUIPMENT (NET)	117,909	357,296

OTHER ASSETS
Intellectual property, net	32,280	33,274
Goodwill	3,034	-
Deposits	435,057	347,714
Total Other Assets	470,371	380,988

TOTAL ASSETS	$1,510,742	$867,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$351,977	$266,261
Compensation payable	338,890	250,448
Shareholder advances	1,135,150	1,048,178
Notes payable - shareholder	290,000	290,000
Notes payable	551,986	197,057
Accrued interest payable	22,261	7,161
Total Current Liabilities	2,690,264	2,059,105

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	(37)	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
47,987,842 and 47,585,607 issued and outstanding, respectively	24,001	23,800
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,570,617	1,649,406
Additional paid-in capital	1,065,131	747,567
Accumulated deficit	(3,792,411)	(3,566,286)
Accumulated other comprehensive income (loss)	(25,553)	(24,848)
Total Stockholders' Deficit	(1,179,485)	(1,191,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,510,742	$867,474

The accompanying condensed notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$669,718	$-	$669,718	$-

COST OF REVENUE	236,264	-	236,264	-

GROSS PROFIT	433,454	-	433,455	-

OPERATING EXPENSES
General and administrative	249,698	642,358	415,036	750,033
Legal and professional	17,653	31,552	100,839	90,860
Research and development	38,255	137,855	88,565	194,584
Amortization expense	5,677	799	13,005	1,025
Total Operating Expenses	311,283	812,564	617,445	1,036,502

OPERATING INCOME (LOSS)	122,171	(812,564)	(183,990)	(1,036,502)

OTHER INCOME (EXPENSE)
Interest expense	(7,946)	-	(15,101)	-
Other income	4	-	1,564	-
Gain (loss) on sale of assets	4,193	-	4,193	-
Foreign currency transaction gain (loss)	(31,655)	4,324	(32,829)	5,642
Total Other Income (Expense)	(35,404)	4,324	(42,172)	5,642

NET INCOME (LOSS) BEFORE TAXES	86,768	(808,240)	(226,162)	(1,030,860)

PROVISION FOR INCOME TAXES	-	-	-	-

ALLOCATION OF NET INCOME
NET OF TAXES TO MINORITY INTEREST	38	-	38	-

NET INCOME (LOSS)	86,805	(808,240)	(226,125)	(1,030,860)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(1,814)	-	(705)	-

NET COMPREHENSIVE INCOME (LOSS)	$84,991	$(808,240)	$(226,830)	$(1,030,860)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$ nil	$(0.02)	$ nil	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	47,872,007	47,035,849	47,739,470	46,926,073

The accompanying condensed notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,125)	$(1,030,860)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,005	-
Gain/loss from disposal of buildings & land	(6,107)	-
Common stock issued for services
and expenses	162,360	142,670
Options issued for expenses	76,618	527,842
Changes in assets and liabilities:
Accounts receivable	(221,675)	(3,149)
Note receivable	(61,012)	-
Inventory	(263,735)	-
Prepaid expenses	(79,983)	(29,380)
Accounts payable	85,714	(4,569)
Accrued interest payable	15,100	-
Compensation payable	88,442	-
Net cash used by operating activities	(417,397)	(397,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(53,969)	-
Investment in subsidary	(33,374)	-
Acquisition of equipment	(17,074)	(45,374)
Proceeds from sale of building & land	256,664	-
Net cash provided (used) by investing activities	152,247	(45,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	-	232,875
Proceeds from short-term borrowings	345,750	-
Repayment of borrowing, related party	(325,413)	-
Proceeds from short-term borrowings - related parties	412,384	221,589
Net cash provided by financing activities	432,721	454,464

NET INCREASE (DECREASE) IN CASH	167,571	11,644

Other comprehensive loss - foreign currency translation loss	(705)	-

CASH, BEGINNING OF PERIOD	193	222

CASH, END OF PERIOD	$167,059	$11,866

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

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

The accompanying financial statements should be read in conjunction with the audited financial statements of EPOD International Inc. as of December 31, 2005 for the year then ended, as filed with the Securities and Exchange Commission on April 17, 2006.

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

On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. On November 5, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada as three hundred common shares, with no par value, were issued to EPOD International Inc. As of June 30th, 2006, it had no activity. On January 11, 2006, 100% of the shares of EPOD Erneuerbare Energien GmbH, an inactive German company was purchased for € 27,500 ($33,374 USD). As of June 30th, 2006 there were no operations and limited activity in this company. On May 1, 2006, the Company purchased all physical assets and 75% of the shares of ISE Solar, LLC, a U.S. based company with no previous operating activity. It was purchased for $500,000.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commerciall bank in Kelowna, British Columbia, Canada. The Canadian dollar account is insured up to a maximum, of $60,000 per account. However, the Company's business checking account, which is maintained in United States dollars, is not insured. As of June 30, 2006, $113,036 USD is uninsured.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

Cost of Sales
Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers, and packaging supplies.

Development Stage Activities
The Company has been in the development stage since its formation on July 11, 2003 through March, 2006. It will be primarily engaged in developing, producing, licensing and selling innovative energy management and electronic technology. The quarter ended June 30, 2006 is the first period during which the Company is considered operating because of the presence of revenues, which are derived from the purchase and resale of inventory.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

From July 11, 2003 (inception) to June 30, 2006, the Company has incurred losses aggregating $3,792,411. At June 30, 2006, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to June 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be $300,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Goodwill
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EPOD Corporation, a Bahamian corporation, EPOD Industries Inc., a Canadian corporation, EPOD Renewable Utilities Inc. an inactive Canadian company, EPOD Erneuerbare Energien GmbH, a German company and its majority owned subsidiary, ISE Solar LLC. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. In the case of ISE Solar, a minority interest has been recorded to reflect the 25% not owned by EPOD.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

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

At December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $3,149,000 which expire in the years 2019 to 2025 and additional CDN federal net operating loss carry forwards of approximately $228,000 CDN, which expire in the year 2012. At June 30, 2006, the Company has additional U.S. federal net operating loss carryforwards of approximately $77,232 and CDN federal net operating loss carry forwards of approximately $148,900 USD. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its net operating losses, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2005 to June 30, 2006 was $76,883, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes and have been omitted from the above, as these losses originated outside of the U.S.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

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

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition
The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered or product has been shipped, the seller’s price to the buyer is determinable, and collectibility is reasonably assured

Shipping and Handling Fees and Costs
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted by the Company.

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

Translation of Financial Statements
The U.S. dollar is the functional currency of the Company. Canadian bank accounts are maintained and are translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rate. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. The Canadian dollar is the function currency of the Canadian subsidiaries and the Euro is the functional currency of the German subsidiary. Unrealized gains and losses on the Company’s foreign currency translation are included in comprehensive income.

The Organization:
The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and has recently emerged from the development stage. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end and has had no significant operating activity to date, other than the sale of purchased inventory in the current quarter.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the building, which is depreciated using the declining balance method and land, which is not depreciated. For purposes of computing depreciation, the useful lives and depreciating percentages of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years
Office Equipment	5 years
Leaseholds	5 years
Buildings	25 years

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2006	December 31, 2005
Storage Equipment	$4,720	$4,720
Power Generator	38,800	38,800
Equipment	11,539	7,155
Computer Equipment	9,781	3,027
Office Equipment	3,713	1,357
Leaseholds	67,813	64,232
Building	-	201,265
Land	-	49,292
Total Property and Equipment	136,364	369,848
Less Accumulated Depreciation	(18,455)	(12,552)
Total Net Property and Equipment	$117,909	$357,296

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. Depreciation expense for the quarters ended June 30, 2006 and 2005 were $5,677 and $799, respectively.

During the quarter ended June 30, 2006 the land and building with a book value of $244,578 USD were sold to an unrelated party and a gain on sale of $4,193 recorded.

NOTE 4 - INTELLECTUAL PROPERTY

In 2005, $33,770 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straight-line basis. As of June 30, 2006, accumulated amortization totalled $1,490. The following table presents expected future amortization of patent costs for each of the next five years:

2006	$995
2007	1,988
2008	1,988
2009	1,988
2010	1,988
Thereafter	23,333
Total amortization	$32,280

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

During the year ended December 31, 2005, the Company offered for sale only to persons who are not “U.S. persons,” as the term defined by the provisions of Regulation S, securities of the Company for private placement. Purchasers of the units received, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units were not registered pursuant to the Securities Act, but rather made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. In total, 510,867 units for $383,150 were subscribed to with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. As of June 30, 2006, the warrants valued at $18,100 were expired.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000. (See Note 7). None have been administratively issued at June 30, 2006.

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

1.
During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see Note 8), valued at $37,902 for payment of services provided. At June 30, 2006, thirty-three shares have yet to be administratively issued.

2.
During the quarter ended December 31, 2005, the Company authorized the issuance of 57,902 shares valued at $50,000 to an unaffiliated laws firm for legal services. In the first quarter of 2006, an additional 46,572 shares valued at $25,000 were issued. At June 30, 2006 all shares have been administratively issued.

3.
During year ended December 31, 2005, 25,878 shares valued at $30,287 were issued to an unaffiliated consultant for services provided. All of these shares have been administratively issued. An additional 19,629 shares were administratively issued through the stock consultant plan for shares issued and work completed in 2004.

During the period ended June 30, 2006,  300,000 shares were issued to an independent consultant with a one-year contract ending March of 2007 as an advance payment for the providing marketing, sales and communications services over the contract term. As of June 30, 2006, 54,000 of these shares have not been administratively issued.

The Company has an ongoing agreement to provide $5,000 CDN monthly in shares to an unaffiliated individual for services provided. At June 30, 2006, 100,544 shares have been issued, (with 38,250 in the quarter just ended) and 78,418 shares have yet to be administratively issued.

NOTE 6 - COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes Option Price Calculation to compute the fair value of options issued for payment of services. The assumptions used in such valuations include: risk free rate of 4.0%; no dividends are paid; exercise periods of two to five years; and a volatility factor of 44% to 171%.

Options granted during the period ended June 30, 2006 were in accordance with various contracts for services that the Company has signed.

Executive Compensation
On July 1, 2004, the Company gave its president an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

Non-Executive Compensation
On January 21, 2004, the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of June 30, 2006.

Consultant Compensation
On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice that included options as part of the compensation. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234 (USD). The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $14,677 has been recorded in 2006. All options have vested.

On July 1, 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly, over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,000. All options are now expired.

On April 1, 2005, the Company granted to each of two consultants, for services provided, an option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $401,613.

On April 1, 2006, the Company granted to a consultant, for services provided, an option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2006. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $61,942.

There are 2,004,523 options granted and exercisable as of June 30, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

From inception to June 30, 2006, the Company received advances from shareholders totaling $1,135,150. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of June 30, 2006, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum and a $60,000 signing bonus. As of June 30, 2006, $269,070 USD has been accrued since the inception of the contract, with $26,729 of this is in the current quarter.

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of June 30, 2006, the entire balance of the loan is outstanding.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of June 30, 2006, the entire balance of the loan is outstanding.

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At June 30, 2006, none of the shares have been administratively issued.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of Mark Roseborough, a director, valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued. The consultant is being compensated $9,000 CDN ($8,020 USD) per quarter. As of June 30, 2006, $16,247 is recorded as owing to him for services and expenses.

On December 6, 2005, the Company entered into a loan agreement with the company of a director for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. As of June 30, 2006, the entire balance of the loan is outstanding.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are uncollateralized, mature in 2015, and accrue interest at 5%. As of June 30, 2006, the entire balance of the loan is outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Contracts
The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as owing to him. On April 20th, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000.CDN. As of June 30, 2006 this continues to be outstanding.

On May 16, 2006, the Company signed an agreement with The University of New Brunswick to engage in a non-exclusive license to use technology designed by the University to develop and sell products. EPOD must pay royalties which are the greater of 5% of the revenue from product sales or $250 CDN for each product sold. Upon execution of the agreement, which is expected to be in September, EPOD must pay $5,000 CDN. to the University, and a yearly fee of $5,000 beginning on September 1, 2006 throughout the agreement, until 2010.

Leases
On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments as of June 30th, 2006 are:

Year	Amount (USD)
2006	$7,299
2007	14,597
2008	14,597
2009	14,597
2010	9,732
Total	$60,822

Other Matters
In January of 2006, the Company’s chairman advanced $100,000 USD to the Company, which was originally from a non-related individual. This was done in anticipation of an equity investment by that non-related individual. In March of 2006, the non-related individual has chosen to rescind the possible investment. The amount is included in notes payable and expected to be repaid in 2006.

EPOD INTERNATIONAL INC.
(A Development Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

NOTE 9 - SUBSEQUENT EVENTS

On July 25, 2006, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $116,610 CDN. This amount is being disputed by EPOD, which has recorded in its accounts $93,182 CDN ($83,574 USD), which is the maximum amount it expects to be required to pay.

On July 10, 2006, the Company completed the purchase of a 51% of CompMess GmBH & Co KG, a German based automated equipment and electronics manufacturer. As part of the purchase, the Company paid €20,000 ($25,478USD) to each of two owners. Also as part of the contract, €300,500 ($374,529USD) in deposits paid to the Company were converted to a loan to the subsidiary.

On July 1, 2006, the Company agreed in principle to a contract with an individual to provide the services of Chief Financial Officer. As part of the three-year agreement, the individual will receive 1% of the Company’s pre-tax income and 2.5% of any debt or equity financing or sales generated through his efforts. He will also receive options equal to 1% of issued and outstanding shares, the details of which are being finalized.

NOTE 10 - ACQUISITION OF ISE SOLAR LLC

EPOD acquired seventy-five percent of the issued and outstanding shares of ISE Solar LLC and all of the assets and assumed $500,000 in liabilities in May of 2006. ISE Solar LLC is a company established in May of 2006. The company has no previous operating activity and was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, ISE Solar LLC became a majority owned subsidiary of EPOD, Inc. The results of ISE Solar LLC operations, commencing with the date of acquisition, May 1, 2006 are included in the accompanying June 30th, 2006 financial statements. A minority interest has been recorded for the un-owned portion.

The purchase price was allocated as follows:

Inventory	$500,000
$500,000

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

A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18th, 2005, Mr. Ljubisan Stamenic became a board member. In October of 2005, Mr. Peter Hipp resigned. On July 18th, 2006 Mr. Peter Lacey resigned from the Board, and Mr. Lawrence J. Faulk was appointed to the Board. Neither Mr. Hipp nor Mr. Lacey resigned due to any disagreement with the Company on any matter related to its operations, policies or practices.

In the second quarter of 2006, the Company received unanimous board approval to change its name to IQ Renewable Energy Corp, which more accurately reflects its current business concentration in the manufacturing, sale, ownership and operation of advanced, turnkey solar powered systems and related components. Recently the Company filed the required Form 14C with the SEC.

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

In the second quarter of 2006, the company signed a licensing agreement with the University of New Brunswick, allowing EPOD to further its product development by utilizing an inverter technology developed by the University. Payment to the University includes a royalty on products developed and a yearly flat fee. Execution of this agreement is expected in the third quarter of 2006.

As part of its product development, the Company has a completed inverter. The Company's new, modular-based, grid-tie inverter, to be branded the EPOD Grid-Tie Inverter or "GTI," offers commercial solar and wind power applications an unprecedented combination of field performance, expansion flexibility, and cost-effectiveness. With a 10-kilowatt capacity and modular design, users are able to install multiple EPOD Inverters in parallel to accommodate the specific capacity requirement of each installation. The modular design affords solar and wind power users near limitless scalability and flexibility in grid-tie inverters, allowing for more accurate and cost effective commercial power inverter sizing, all at an industry-leading price point.

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

In 2005, the Company entered into a joint venture with CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels . In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The Company has recently completed a 51% purchase of CompMess (below) and this has replaced the joint venture agreement. The system, installed by EPOD and utilizing EPOD-manufactured solar panels, has an estimated lifespan of 40-plus years. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

In 2005, EPOD, through its now subsidiary CompMess, began production of amorphous silicon or 'thin film' solar panels at a newly constructed plant in Gotthards, Germany. The addition of solar panel manufacturing and assembly capacity to EPOD’s existing line of solar inverters and power storage systems further optimizes its inverter and power storage products for both maximum power output and revenue, and achieves the Company’s goal of offering turnkey, integrated, commercial solar power systems. Financing and construction of the plant was arranged by Mike Matvieshen, a shareholder and director of EPOD on CompMess’ behalf.

In March 2006, the Company secured an inventory finance commitment from Export Development Corporation to provide up to $200,000 of debt financing for its now subsidiary, CompMess GmbH & Co. KG. The financing will allow it to significantly increase its ‘cut plate’ inventory, the principle component of the Company’s solar panels.

In May of 2006, the Company closed its European financing and completed the first draw down for its intended and now recently acquired subsidiary, CompMess. The funding has a term of 114 months and a five and one half percent (5.5%) annual interest rate. This solar-project debt-financing model is the first of what is anticipated to be many such financings where 80% of the value of the solar power assets is provided to EPOD in the form of long-term debt. Use of this debt-based financing model will allow EPOD to significantly increase both the size and speed of deployment of utility integrated solar assets, removes the last obstacle in the Company's growth plan, and is expected to substantially enhance the Company's commercial solar sales efforts with no dilution to shareholders.

In July of 2006 the Company completed the purchase of a majority interest, 51%, of CompMess, based in Gotthards, Germany. CompMess brings to EPOD 17 years of automated machinery and electronics manufacturing expertise and will provide a turn-key manufacturing facility for all of its electronic components and systems. The acquisition allows EPOD to build its own solar panel manufacturing equipment and its advanced inverters, rectifiers, and power controllers in-house. Mr. Hans Schroth, who sits on EPOD’s board of directors, was appointed as managing director of CompMess in January of 2006. With the acquisition, EPOD acquires a 51% interest in ASSolar, which will be the operating and marketing arm of its German operations.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. in August of 2006. An estimated two megawatts of production capacity is anticipated to be available within six months, with the annual capacity of the plant projected to be five megawatts upon completion. EPOD intends to sell to investors up to 49% equity in the to-be-built facility.Currently pending are agreements to date to sell 17% of the equity in the Kelowna facility for cash proceeds of USD$525,000 (CAD$586,000), and secured debt guarantees in the amount of USD$1.5 million. The Company has agreed in principle to the purchase of 10,000 feet of factory space from a related party vendor.

The addition of solar panel manufacturing capacity will allow EPOD to further vertically integrate its solar power operations, and substantially increase the Company's solar panel output. This manufacturing capacity and increased solar panel output will also enable EPOD to maximize its solar power system sales and integration in the Province of Ontario, where market prices have touched CDA$8 per watt, installed.  The Ontario Power Authority and the Ontario Energy Board recently announced the creation of the Standard Offer Program a renewable energy feed-in tariff initiative. The Standard Offer Program will pay EPOD and other solar power generators CAD$0.42 per kilowatt-hour (approximately USD$0.37), under what is anticipated to be a 20-year power purchase agreement. Given the Ontario government's increased support of solar energy through the Standard Offer Program, EPOD intends to aggressively pursue solar system sales in the Ontario market effective immediately

In April of 2006, EPOD announced its intention to create a renewable energy income fund for the purpose of investing in utility-integrated, renewable energy infrastructure projects. The EPOD Renewable Energy Income Fund ("REIF") will be utilized to invest in renewable power generating assets with a focus on commercial solar power installations. The installations will be utility-integrated, selling 100% of power generated to the Fund's utility customers under industry standard 20-year power purchase agreements. The Company intends to sell commercial solar power installations to the REIF, as well as operate the installations for the Fund under an operating and maintenance contract. Additionally, EPOD in the projects earning a share of the long term, power sales revenue. EPOD has engaged ALCM to serve as fund manager and advisor to the EPOD Renewable Energy Income Fund. ALCM, a British Columbia-based registered portfolio manager and its affiliated company, Energy Logics Inc., have focused on the exploration, financing, and management of sustainable wind energy investments globally. Energy Logics currently has in excess of 1,000MW of wind-power under development in Canada, the United States and the Philippines. Preliminary plans are for the assets will be sold to the income trust at their fair market value, the trust will provide 80% of the funds in cash, the other 20% in units in the fund. This will allow EPOD to continue to fund revenue producing projects, and allow EPOD to participate in the ongoing revenue stream generated by the assets through the trust. The remaining 80% of the units in the Trust will be sold through ALCM.

In anticipation of significant expansion in capacity and revenues, in 2006 and beyond, the Company also hired a new CFO, Frank Wisehart, to oversee this next stage of growth for the Company. Mr. Wisehart took over from Mr. George Drazenovic in April of 2006.

In the second quarter of 2006, the Company purchased 75% of the shares and all of the assets of ISE Solar LLC, a US based company for $500,000. The subsidiary’s assets consisted of $500,000 in inventory for resale. Upon purchase, EPOD has sold $236,264 of the inventory at a price of $669,718 and anticipates selling the balance of the inventory in the future.

In July the Company sold a 3-kilowatt solar power system, including an EPOD power storage unit, to an electrical contractor in Kelowna, British Columbia. The EPOD solar power and storage system will serve as the principal source of electric power for the residential customer, and will be grid-tied with the local utility being used to supplement the clients' power needs.

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

The Company’s common stock currently trades under the symbol “EPOI” on the OTC Bulletin Board. Its symbol and CUSIP will change pending the company name change. It’s website is located at www.epodinc.com.

GENERAL

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ending June 30th, 2006, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

Revenue. The Company had revenue of $669,718 due to the sale of inventory purchased by the Company for resale in the quarter ended June 30th, 2006 compared to no revenues for the quarter ended June 30th, 2005. The Company expects to continue to experience operating revenues for fiscal year 2006 with the implementation of the new projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended June 30th, 2006 of $249,698 and $17,653, respectively, compared to $642,358 and $31,552 respectively for the quarter ended June 30th, 2005. Additionally, the Company incurred research and development costs of $38,255 during the quarter ended June 30th, 2006 compared to $137,855 for the quarter ended June 30th, 2005.

Net Income (Loss). Due to the resale of purchased inventory, the Company incurred income from operations of $86,768 for quarter-ended June 30th, 2006, compared to a loss from operations of $808,240 for the quarter ended , June 30th, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED JUNE 30TH, 2006

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of June 30th, 2006, the Company had cash and cash equivalents of $167,059 and current liabilities of 2,690,264 compared to cash and cash equivalents of $222 and current liabilities of $920,552 for the quarter ended June 30th, 2005

Operating Activities. During the quarter ended June 30th, 2006, the Company had negative cash flows from operating activities of $411,291 and recorded an operating income of $86,768 compared to a negative cash flow from operating activities of $397,446 and recorded operating loss of $808,240 for the quarter ended June 30th, 2005

Financing Activities. Since its inception, the Company has received advances from shareholders totaling $1,135,150. These advances are due upon demand. In addition, during the period from inception to June 30th, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle. The company entered into three additional promissory notes with directors and their related parties totaling $197,057. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years. As of June 30th, all loans and accrued interest are outstanding.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30th, 2006, the Company has incurred a net loss of $3,792,411. In addition, the Company has few significant physical assets, little working capital, little revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of June 30th, 2006 is $167,059. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to June 30th, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $300,000 per month. The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 3. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30th, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, David Morrow of Hydraft Development Services Inc. filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006 the company has accrued $25,871.84 CDN ($22,167.63 USD) as owing to him. On April 20th, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000.

On July 25th, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $116,610 CDN. This amount is being disputed by EPOD, currently, EPOD has recorded in its accounts $93,182 CDN ($83,574 USD) which is the maximum amount they expect to be required to pay.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.      Other Information

On July 1, 2006 the company agreed in principle to a contract with Frank Wisehart to provide the services of Chief Financial Officer. The agreement is for three years. Mr. Wisehart will be compensated $60,000 per annum until such time as financing is secured for EPOD, $120,000 per annum thereafter to be reviewed yearly by the Board. Mr. Wisehart will also receive 1% of the Company’s pre-tax income and 2.5% of any debt or equity financing or sales generated through Mr. Wisehart’s efforts Mr. Wisehart will receive options equal to 1% of issued and outstanding shares, the details of which are being finalized.

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

L. Mark Roseborough
Chief Executive Officer
August 22, 2006

EPOD INTERNATIONAL INC.

By:	/s/ FRANK WISEHART

Frank Wisehart
Chief Financial Officer
August 22, 2006