Form 10QSB
period 2006-09-30
EPOD International Inc
filed 2006-12-01
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 30, 2006 there were 72,812,391 shares of common stock ,outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statement

EPOD INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$-	$193
Accounts receivable	253,840	-
GST tax refund	1,456	22,071
Note receivable	467,689	-
Inventory	354,987	64,629
Prepaid expenses	97,139	42,297
Total Current Assets	1,175,112	129,190

PROPERTY, PLANT AND EQUIPMENT	112,729	357,296

OTHER ASSETS
Intellectual property, net	31,784	33,274
Goodwill	3,034	-
Deposits	50,957	347,714
Total Other Assets	85,775	380,988

TOTAL ASSETS	$1,373,615	$867,474

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$6,602	$-
Accounts payable and accrued liabilities	478,364	266,261
Compensation payable	366,397	250,448
Shareholder advances	75,265	1,048,178
Notes payable - shareholder	290,000	290,000
Notes payable	551,982	197,057
Accrued interest payable	29,576	7,161
Total Current Liabilities	1,798,185	2,059,105

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0005 par value; 75,000,000 shares authorized,73,062,379 and 47,585,607 issued and outstanding, respectively	36,538	23,800
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	3,075,805	1,649,406
Additional paid-in capital	2,065,975	747,567
Accumulated deficit during the development stage	(3,566,286)	(3,566,286)
Accumulated deficit	(1,990,190)
Accumulated other comprehensive income (loss)	(25,142)	(24,848)
Total Stockholders' Equity (Deficit)	(424,570)	(1,191,631)

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,373,615	$867,474

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$21,084	$-	$690,802	$-

COST OF REVENUE	19,596	-	255,860	-

GROSS PROFIT	1,488	-	434,942	-

OPERATING EXPENSES
General and administrative	291,102	112,703	706,138	862,736
Legal and professional	37,221	63,513	138,060	154,373
Research and development	16,660	90,474	105,225	285,057
Amortization expense	5,677	4,840	18,682	5,864
Foreign currency transaction gain (loss)	7,541	49,335	40,370	43,693
Total Operating Expenses	358,202	320,865	1,008,476	1,351,723

OPERATING LOSS	(356,714)	(320,865)	(573,534)	(1,351,723)

OTHER INCOME (EXPENSE)
Interest expense	(7,314)	-	(22,415)	-
Financing costs	(1,400,000)	-	(1,400,000)	-
Other income	-	3,895	1,566	3,895
Gain (loss) on sale of assets	-	-	4,193	-
Total Other Income (Expense)	(1,407,314)	3,895	(1,416,656)	3,895

NET LOSS BEFORE TAXES AND MINORITY INTEREST	(1,764,028)	(316,970)	(1,990,190)	(1,347,828)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST	-	-	-	-

NET LOSS	(1,764,028)	(316,970)	(1,990,190)	(1,347,828)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	411	-	(294)	-

NET COMPREHENSIVE LOSS	$(1,763,617)	$(316,970)	$(1,990,448)	$(1,347,828)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	64,702,863	47,035,849	53,393,934	47,035,849

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,990,190)	$(1,347,828)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18,682	5,864
Gain/loss from disposal of buildings & land	(40,370)	-
Common stock issued for services and expenses	175,741	196,900
Amortization of financing expenses	1,400,000	-
Options issued for expenses	181,807	527,674
Changes in assets and liabilities:
Accounts receivable	(233,226)	(5,425)
Note receivable	(467,689)
Inventory	(290,358)	-
Prepaid expenses	(54,842)	(61,958)
Accounts payable	212,102	46,162
Accrued interest payable	22,415	-
Compensation payable	115,949	-
Net cash used by operating activities	(949,979)	(638,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	296,757	78,964
Acquisition of equipment	(17,074)	(87,690)
Acquisition of patents	-	-
Proceeds from sale of building and land	318,014	(250,557)
Net cash provided (used) by investing activities	597,697	(259,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	-	458,516
Overdrafts	6,602	-
Proceeds from short-term borrowings	345,781	238,065
Proceeds from short-term borrowings, related party	-	296,234
Net cash provided by financing activities	352,383	992,815

NET (DECREASE) INCREASE IN CASH	101	94,921

Other comprehensive loss - foreign currency translation loss	(294)	-

CASH, BEGINNING OF PERIOD	193	222

(INDEBTEDNESS) CASH, END OF PERIOD	$(0)	$95,143

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for repayment of debt	$2,400,000	$-

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. On November 5, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada as three hundred common shares, with no par value, were issued to EPOD International Inc. As of September 30, 2006, it had no activity. On January 11, 2006, 100% of the shares of EPOD Erneuerbare Energien GmbH, an inactive German company was purchased for € 27,500 ($33,374 USD). As of September 30, 2006 there were no operations and limited activity in this company. On May 1, 2006, the Company purchased all physical assets and 75% of the shares of ISE Solar, LLC, a U.S. based company with no previous operating activity. It was purchased for $500,000.

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

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

Cost of Sales
Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers, and packaging supplies.

Development Stage Activities
The Company has been in the development stage since its formation on July 11, 2003 through March, 2006. It will be primarily engaged in developing, producing, licensing and selling innovative energy management and electronic technology. The quarter ended June 30, 2006 was the first period during which the Company was considered operating because of the presence of revenues. Limited revenues have been realized in the quarter ended September 30, 2006.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

From July 11, 2003 (inception) to September 30, 2006, the Company has incurred losses aggregating $5,556,440. At September 30, 2006, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to September 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be $300,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

At December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $3,149,000 which expire in the years 2019 to 2025 and additional CDN federal net operating loss carry forwards of approximately $228,000 CDN, which expire in the year 2012. At September 30, 2006, the Company has additional U.S. federal net operating loss carryforwards of approximately $1,775,558 and CDN federal net operating loss carry forwards of approximately $214,569 USD. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its net operating losses, a valuation allowance equal to the net deferred tax asset has been recorded. The change in the allowance account from December 31, 2005 to September, 2006 was $676,652, which is principally due to the Company’s net operating loss carryforward.

Approximately $187,000 of the Company’s losses accumulated during its development stage may not be available for U.S. income tax purposes and have been omitted from the above, as these losses originated outside of the U.S.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the building, which is depreciated using the declining balance method and land, which is not depreciated. For purposes of computing depreciation, the useful lives and depreciating percentages of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years
Office Equipment	5 years
Leaseholds	5 years
Buildings	25 years

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2006	December 31, 2005
Storage Equipment	$4,720	$4,720
Power Generator	38,800	38,800
Equipment	11,539	7,155
Computer Equipment	9,781	3,027
Office Equipment	3,713	1,357
Leaseholds	67,813	64,232
Building	-	201,265
Land	-	49,292
Total Property and Equipment	136,364	369,848
Less Accumulated Depreciation	(23,636)	(12,552)
Total Net Property and Equipment	$112,729	$357,296

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. Depreciation expense for the quarters ended September 30, 2006 and 2005 were $5,677 and $4,840, respectively.

During the quarter ended June 30, 2006, the land and building with a book value of $244,578 USD were sold to an unrelated party and a gain on sale of $4,193 recorded.

NOTE 4 - INTELLECTUAL PROPERTY

In 2005, $33,770 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straight-line basis. As of September 30, 2006, accumulated amortization totalled $1,986. The following table presents expected future amortization of patent costs for each of the next five years:

2006	$497
2007	1,988
2008	1,988
2009	1,988
2010	1,988
Thereafter	23,335
Total amortization	$31,784

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

During the year ended December 31, 2005, the Company offered for sale only to persons who are not “U.S. persons,” as the term defined by the provisions of Regulation S, securities of the Company for private placement. Purchasers of the units received, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006, at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007, at an exercise price of $2.00 per share. The offer and sale of units were not registered pursuant to the Securities Act, but rather made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. In total, 510,867 units for $383,150 were subscribed to with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. As of September 30, 2006, the warrants valued at $18,100 were expired.

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000. (See Note 7). None have been administratively issued at September 30, 2006.

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

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

1.
During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see Note 7), valued at $37,902 for payment of services provided. At September 30, 2006, thirty-three shares have yet to be administratively issued.

2.
During the quarter ended December 31, 2005, the Company authorized the issuance of 57,902 shares valued at $50,000 to an unaffiliated law firm for legal services. In the first quarter of 2006, an additional 46,572 shares valued at $25,000 were issued. At September 30, 2006, all shares have been administratively issued.

3.
During year ended December 31, 2005, 25,878 shares valued at $30,287 were issued to an unaffiliated consultant for services provided. All of these shares have been administratively issued. An additional 19,629 shares were administratively issued through the stock consultant plan for shares issued and work completed in 2004.

During the period ended June 30, 2006, 300,000 shares were issued to an independent consultant with a one-year contract ending March of 2007 as an advance payment for the providing marketing, sales and communications services over the contract term. As of September 30, 2006, 54,000 of these shares have not been administratively issued.

The Company has an ongoing agreement to provide $5,000 CDN monthly in shares to an unaffiliated individual for services provided. At September 30, 2006, 175,081 shares have been issued, (with 74,537 in the quarter just ended) and 152,955 shares have still to be administratively issued.

During the quarter ended September 30, 2006, an agreement with a related party (see Note 7) to convert debt owing to that party to common stock received approval. As a result, the related party will receive 25 million restricted shares, none of which have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices. The buyback can be initiated at management’s discretion.

NOTE 6 - COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes Option Price Calculation to compute the fair value of options issued for payment of services. The assumptions used in such valuations include: risk free rate of 4.0%; no dividends are paid; exercise periods of two to five years; and a volatility factor of 44% to 171%.

Options granted during the period ended September 30, 2006, were in accordance with various contracts for services that the Company has signed.

Executive Compensation
On July 1, 2004, the Company gave its president an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant. In the quarter ended September 30, 2006, 480,110 options were granted valued at $60,741.

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

On July 1, 2006, the Company gave its chief financial officer an option to purchase shares as of July 1, 2006, in an amount equal to 1% of the number of shares outstanding on that date. The shares vest immediately upon grant. In the quarter ended September 30, 2006, 479,878 options were granted valued at $44,448.

Non-Executive Compensation
On January 21, 2004, the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of September 30, 2006.

Consultant Compensation
On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice that included options as part of the compensation. The total fair value of the 100,000 options granted as of March 15, 2004, using the Black-Scholes option price calculation was $36,234 (USD). The total fair value of the 100,000 options granted as of March 15, 2005, using the Black-Scholes Option Price Calculation was $88,060 (USD), of which $14,677 has been recorded in 2006. All options have vested.

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

On April 1, 2006, the Company granted to a consultant, for services provided, an option to purchase 200,000 shares of common stock each at an exercise price of $1.00 per share. The stock options vested April 1, 2006. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $63,513.

There are 2,964,511 options granted and exercisable as of September 30, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

From inception to June 30, 2006, the Company received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a financing cost on the transactions based on the share price as of the date of the conversion. The balance of the loans owed to shareholders as of September 30, 2006, is $75,265. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of September 30, 2006, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum and a $60,000 signing bonus. As of September 30, 2006, $295,834 USD has been accrued since the inception of the contract, with $26,764 of this is in the current quarter.

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of September 30, 2006, the entire balance of the loan is outstanding.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of September 30, 2006, the entire balance of the loan is outstanding.

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At September 30, 2006, none of the shares have been administratively issued.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of a director, valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued. The consultant is being compensated $15,000 CDN ($13,393 USD) per quarter. As of September 30, 2006, $27,966 is recorded as owing to him for services and expenses.

On December 6, 2005, the Company entered into a loan agreement with the company of a director for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. As of September 30, 2006, the entire balance of the loan is outstanding.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are uncollateralized, mature in 2015, and accrue interest at 5%. As of September 30, 2006, the entire balance of the loan is outstanding.

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

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as legally owing. On April 20, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000 CDN. As of September 30, 2006 this amount continues to be outstanding.

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

On July 25, 2006, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $116,610 CDN. This amount is being disputed by EPOD, which has recorded in its accounts $93,182 CDN ($83,574 USD), which is the maximum amount it expects to be required to pay. In the quarter ending September 30, 2006, $12,435 USD was paid and $71,139 USD is outstanding.

On May 16, 2006, the Company signed an agreement with The University of New Brunswick to engage in a non-exclusive license to use technology designed by the University to develop and sell products. EPOD must pay royalties which are the greater of 5% of the revenue from product sales or $250 CDN for each product sold. Upon execution of the agreement, EPOD must pay $5,000 CDN to the University, and a yearly fee of $5,000 beginning on September 1, 2006 throughout the agreement, until 2010.

During the quarter ended September 30, 2006, an agreement with a related party (see Note 7) to convert debt owing to that party to common stock received approval. As a result, the related party will receive 25 million restricted shares, none of which have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices. The buyback can be initiated at management’s discretion.

Leases
On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments as of September 30, 2006 are:

Year	Amount (USD)
2006	$3,650
2007	14,597
2008	14,597
2009	14,597
2010	9,732
Total	$57,173

Other Matters
In January of 2006, the Company’s chairman advanced $100,000 USD to the Company, which was originally from a non-related individual. This was done in anticipation of an equity investment by that non-related individual. In March of 2006, the non-related individual chose to rescind the possible investment. The amount is included in notes payable.

Previously it was reported that as of July 10, 2006, EPOD had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters. To date, EPOD has paid to CompMess shareholders €40,000 ($50,956 USD) as part of the purchase. During the quarter ending September 30, 2006, EPOD loaned CompMess the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD. Because this acquisition was not completed the Company is not including CompMess financial statements in its consolidated financial reporting.

EPOD INTERNATIONAL INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

NOTE 9 - ACQUISITION OF ISE SOLAR LLC

EPOD acquired seventy-five percent of the issued and outstanding shares of ISE Solar LLC and all of the assets and assumed $500,000 in liabilities in May of 2006. ISE Solar LLC is a company established in May of 2006. The company has no previous operating activity and was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, ISE Solar LLC became a majority owned subsidiary of EPOD, Inc. The results of ISE Solar LLC operations, commencing with the date of acquisition, May 1, 2006 are included in the accompanying September 30, 2006 financial statements. A minority interest has been recorded for the un-owned portion.

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

A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18th, 2005, Mr. Ljubisan Stamenic became a board member. In October of 2005, Mr. Peter Hipp resigned. On July 18th, 2006 Mr. Peter Lacey resigned from the Board, and Mr. Lawrence J. Faulk was appointed to the Board. Neither Mr. Hipp nor Mr. Lacey resigned due to any disagreement with the Company on any matter related to its operations, policies or practices. Recently, in October of 2006, Mr. Robert Stabinsky and Mr. Rene Dureault were appointed to the Board of Directors.

In the second quarter of 2006, the Company received unanimous board approval to change its name to IQ Renewable Energy Corp, which more accurately reflects its current business concentration in the manufacturing, sale, ownership and operation of advanced, turnkey solar powered systems and related components. The Company filed the required Form 14C with the SEC. The name change has not yet taken effect.

In 2005, the Company’s common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol “EDU.” The Company inter-listed its stock on the Frankfurt Exchange in order to broaden the Company's shareholder base and increase the Company's profile with both individual and institutional investors in Germany and across Europe.

The Company is an integrated Energy Services company aspiring to be a leader in electrical power storage systems for the distributed generation, co-generation, wind and solar power markets through the production, licensing and sales of innovative, energy management and electronic technology. The Company is in development of certain patent-pending electrical technology that it is calling the “Energy Pod,” or “EPOD,” which may exist in one form as an integrated circuit chip transportable across many different markets and applications. The Energy Pod products manage and manipulate electrical energy. EPOD provides demand and supply-side management solutions through a comprehensive suite of patent-pending storage; conversion and energy management products allowing users to significantly increase power sales revenue reduce their power costs and increase their power quality.

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

Research and Development

In addition to its development of its solar applications, company continues to put significant research and development into and pursue collaborative partnerships for alternative energy uses of its products including wind applications and hybrid batteries for large-scale commercial/industrial applications. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2006 and due to some technical delays, will continue on into 2007. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

In October 2005, the Company announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. The company is currently waiting for development funds to complete the prototype. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company’s patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to rapidly expand its marketing and business development initiatives through North America and Europe. As a result, the Company is poised to offer energy management solutions to the two largest segments of the renewable energy sector: wind and solar.

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

In 2005, the Company entered into a joint venture with CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels . In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The system, installed by EPOD has an estimated lifespan of 40-plus years. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

Previously, it was reported that as of July 10th, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters. To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase. During the quarter ending September 30, EPOD has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD . Because this acquisition was not completed the Company is not including CompMess financial statements in its consolidated financial reporting.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. An estimated five megawatts of production capacity is anticipated to be available within six months after financial closing. EPOD intends to sell to investors up to 49% equity in the to-be-built facility. Currently pending are agreements to date to sell 17% of the equity in the Kelowna facility for cash proceeds of USD$525,000 (CAD$586,000), and secured debt guarantees in the amount of USD$1.5 million. The Company has agreed in principle to the purchase of 10,000 feet of factory space from a related party vendor. Financing for this project is expected to close in Q4, 2006.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ending September 30, 2006, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

Revenue. The Company had revenue of $21,084 in the quarter ended September 30, 2006 compared to no revenues for the quarter ended September 30, 2005. The Company expects to continue to experience operating revenues for fiscal year 2006 with the implementation of the new projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended September 30, 2006 of $291,102 and $37,221, respectively, compared to $112,703 and $63,513 respectively for the quarter ended September 30, 2005. Additionally, the Company incurred research and development costs of $16,660 during the quarter ended September 30, 2006 compared to $90,474 for the quarter ended September 30, 2005.

Net Income (Loss). The Company incurred a loss from operations of $1,764,028 for quarter-ended September 30, 2006, compared to a loss from operations of $316,970 for the quarter ended , September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED September 30, 2006

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of September 30, 2006, the Company had cash and cash equivalents of $(6,602) and total current liabilities of 1,798, 185 compared to cash and cash equivalents of $95,143 and current liabilities of $1,283,995for the quarter ended September 30, 2005

Operating Activities. For the nine months ended September 30, 2006, the Company had negative cash flows from operating activities of $915,681 and recorded an operating loss of $1,990,192 compared to a negative cash flow from operating activities of $638,611 and recorded operating loss of $1,347,828 for the nine months ended September 30, 2005.

Financing Activities. From inception to June 30, 2006, the Company received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a beneficial conversion on the transactions based on the share price as of the date of the conversion. The balance of the loans owed to shareholders as of September 30, 2006 is $75,265. These advances are unsecured, non-interest bearing and have no stated maturity. In addition, during the period from inception to September 30, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle. The company entered into three additional promissory notes with directors and their related parties totaling $197,057. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years. As of September 30, all loans and accrued interest are outstanding.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2006, the Company has incurred a net loss of $5,556,440 In addition, the Company has few significant physical assets, little working capital, little revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of September 30, 2006 is $ (6,602). In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to September 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $300,000 per month. The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 25, 2006 a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $116,610 CDN. This amount is being disputed by EPOD, which has recorded in its accounts $93,182 CDN ($83,574 USD), which is the maximum amount it expects to be required to pay. In the quarter ending September 20, 2006, $12,435 USD was paid and $71,139 USD is outstanding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, the Company agreed to convert $1,000,000 USD of advances received from Michael Matvieshen, the Company’s Chairman, into 25,000,000 shares of restricted Common Stock. We relied upon the exemption from registration as set forth in Regulation D of Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning EPOD and the Company’s business prospects, and was permitted access to the Company’s management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

In July 2006, shareholders holding 31,900,177 shares (approximately 67%) of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from EPOD International Inc. to IQ Renewable Energy Corp. We filed a preliminary information statement on Schedule 14C with the SEC regarding this matter on July 14, 2006, but have not yet filed a definitive information statement or mailed such information statement to our shareholders as required by law. Accordingly, we have not taken the actions necessary to effect the name change described above and at the present time we are uncertain when, if at all, we will effect the name change.

Item 5.	Other Information.

On July 18, 2006, Mr. Peter Lacey resigned from the Company’s Board of Directors. There were no disagreements between or among Mr. Lacey and any officer or director of the Company.

On July 18, 2006, Mr. Lawrence J. Faulk was appointed to the Company’s Board of Directors. There is no arrangement or understanding between Mr. Faulk and any other persons pursuant to which he was selected as a director. There are no related party transactions between Mr. Faulk and the Company that are required to be disclosed..

It was previously reported that as of July 10, 2006 the Company had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of the Company that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred. Accordingly, the transaction is not complete pending finalization of all conditions to closing. To date, the Company has paid to CompMess shareholders €40,000 ($50,956 USD) as part of the purchase. During the quarter ending September 30, the Company has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and the Company purchased inventory from CompMess in the amount of $30,086 USD . The Company is uncertain at this time when the transaction will be finalized for legal and accounting purposes. In addition, the Company’s Board of Directors is considering transferring the Company’s rights to acquire CompMess to the Company’s Chairman, Mr. Matvieshen, in exchange for the cancellation of certain indebtedness of the Company to Mr. Matvieshen.

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
December 1 , 2006

EPOD INTERNATIONAL INC.

By:	/s/ FRANK WISEHART

Frank Wisehart
Chief Financial Officer
December 1, 2006