Form 10KSB
period 2006-12-31
EPOD International Inc
filed 2007-05-04
CIK 1079990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or

□    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to

Commission File No. 0-32327

EPOD INTERNATIONAL INC.

(formerly known as Cyokonos Corporation)

(Name of Small Business Issuer in its charter)

Nevada	91-1953719
(State of Incorporation)	(IRS Employer ID. No.)

#105 – 470 Neave Road, Kelowna, British Columbia, Canada  V1V 2M2

(Address of Principal Executive Offices) (Zip Code)

(250) 807-2211

Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

none

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No □

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's operating revenues for its most recent fiscal year were $1,156,799. Non-operating revenues were $10,149. The aggregate market value of the common equity held by non-affiliates (for the purposes of this calculation only, directors, executive officers and principle controlling shareholders of the registrant are deemed to be affiliates of the registrant) computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on March 31, 2007, was $2,316,186

As of March 31, 2007 there were 72,812,391 of common stock outstanding and no other outstanding classes of a common equity security.

Transitional Small Business Disclosure Format (check one): Yes □    No ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

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

In 2005, the Company's common stock was approved for listing and trading on the Frankfurt Stock Exchange under the symbol “EDU,” Effective August 18th, 2005.

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

Effective July 28th, 2006 Mr. Lawerance J. Faulk was elected to our Board and Mr. Peter Lacey resigned from the board. Mr. Lacey did not resign due to any disagreement with the Company on any matter related to its operations, policies or practices.

Effective October 16, 2006 Mr. Rene Dureault and Mr. Robert Stabinsky were elected to our Board.

The Company's principal place of business is currently located at #105 – 470 Neave Court, Kelowna, British Columbia, Canada V1V 2M2. The web address is www.epodinc.com.

The Company's common stock currently trades under the symbol “EPOI” on the OTC Bulletin Board.  Its symbol and CUSIP will change pending the company name change.

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

The Company, over the next year, anticipates increased revenues and will need to accomplish an equity financing in order to fund working capital and focused projects.  As the company moves forward in its Research and Development, Commercial Solar Power Installations and Solar Panel Manufacturing it is also strategically aligning itself with and acquiring interests in companies who have the required production capability for its own and related products as it prepares for initial sales.

MARKET

The two main EPOD markets are for power storage and power conversion/management. Products that are being introduced to the market are for these market segments set forth below.

Power Storage

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD's EMT (“Energy Management Technology”) power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT's peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

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

Currently, the company has patents pending in over 40 countries for its power controller/management technology.  This technology is integral to the business plan, as a majority of the revenues of the company are expected to be realized from the application of this product in the solar and other alternative energy industries.  Revenues will be realized through the actual sale of the product and through ongoing revenue streams from the sale of energy made possible through the product's use. To date, the company has spent  $40,221 on these patent applications.

Research and Development

In addition to its development of its solar applications, the Company continues to put significant research and development into and pursue collaborative partnerships for alternative energy uses of its products including wind applications and hybrid batteries for large-scale commercial/industrial applications. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia's Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2006 and due to some technical delays, will continue on into 2007. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

INITIATIVES

The Company is taking significant advantage of the “Green” movement to increase energy efficiency, specifically in regions where there is an emphasis on reducing reliance on fossil-fuel based, nonrenewable power.  Its solar power applications are experiencing initial sales and the company's operations have been focused on the solar energy industry.  This has involved a two pronged approach - strategically positioning itself to acquire and develop the required production capacity for its own and related products and to realize ongoing revenue streams in the solar power market through power system construction and sales of power.

In 2005, the Company entered into a joint venture with CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels. In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The system, installed by EPOD has an estimated lifespan of 40-plus years. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

Previously, it was reported that as of July 10th, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company.  Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters.  To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase.  During the year ended December 31, 2006, EPOD has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms.  This amount is considered by the Company to be a deposit toward the purchase.  Additionally, the Company purchased inventory from CompMess in the amount of $30,086 USD. Because this acquisition was not completed, the Company is not including CompMess financial statements in its consolidated financial reporting.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. An estimated five megawatts of production capacity is anticipated to be available within six months after financial closing. EPOD intends to sell to investors up to 49% equity in the to-be-built facility. Currently pending are agreements to date to sell 17% of the equity in the Kelowna facility for cash proceeds of USD$525,000 (CAD$586,000), and secured debt guarantees in the amount of USD$1.5 million.  The Company has agreed in principle to the purchase of 10,000 feet of factory space from a related party vendor. Financing for this project is expected to close in Q3, 2007.

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

In the second quarter of 2006, the Company purchased all of the assets of ISE Solar LLC, a US based company for $500,000.  The subsidiary's assets consisted of $500,000 in inventory for resale.  Upon purchase, EPOD has sold  the entire inventory at a price of $1,135,200.

In July of 2006 the Company sold a 3-kilowatt solar power system, including an EPOD power storage unit, to an electrical contractor in Kelowna, British Columbia. The EPOD solar power and storage system will serve as the principal source of electric power for the residential customer, and will be grid-tied with the local utility being used to supplement the clients' power needs.

In August of 2006 the Company entered into an agreement to sell a five (5) megawatt solar panel manufacturing plant to Ditec Automation Group “Ditec” of Mexico City, Mexico valued at $17 million is subject to Ditec financing and the agreement has been approved by the majority of the Board.

FINANCING

Financing Activities.

From inception to December 31, 2006, the Company received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a beneficial conversion on the transactions based on the share price as of the date of the conversion.  The balance of the shareholder advances as of December 31, 2006 is $336,240. These advances are unsecured, non-interest bearing and have no stated maturity. In addition, during the period from inception to December 31, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000.  The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principal.  The company entered into three additional promissory notes with directors and their related parties totaling $197,057 of which $27,540 was repaid in December, 2006.  The loans bear interest at 10%, calculated semi-annually.  Principal and interest are due upon demand.  The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years.  The balance of the loans as at December 31, 2006 is $548,967 and unpaid accrued interest in the amount of $36,024.

EMPLOYEES

The Company had no full-time employees as of December 31, 2006, but has contracted with several independent consultants for services and executive positions

RISK FACTORS

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

Corporate Governance-Related Issues.

Prior to April of 2005 the Company's President and Chief Executive Officer, L. Mark Roseborough, was also acting as the Company's Chief Financial Officer. In April of 2005  Mr. George Drazenovic was retained as CFO and was elected as Treasurer at a meeting of the Board of Directors.  This step allowed for the division of the two positions and independent oversight in the CFO role. Mr. Drazenovic is ended his term as CFO as of March 31st, 2006 and Mr. Frank Wisehart, CPA, CVA, CFE has been appointed by the Company as the new CFO effective March 31st, 2006.  The Company is in the process of developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring the implementation of the corporate governance guidelines.  The company has recently approved a Code of Ethics. It is expecting to implement a functioning Corporate Governance Committee, Compensation Committee and an Audit Committee Expert.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's current principal place of business is located at #105 – 470 Neave Road, Kelowna, British Columbia, Canada  V1V 2M2.  It has developed 2,500 square feet of leased office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space allows the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads.

In the year ending December 31, 2006 the Company's Canadian subsidiary sold the owned strata property at 470 Neave Court in Kelowna, British Columbia, Canada for a net gain of $4,192.

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services.  On June 8, 2005, notice was provided for termination of contract.  On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta.  Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as legally owing.  On April 20, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000 CDN. As of December 31, 2006 this amount continues to be outstanding.

On August 31, 2006 the company was named as a co-defendant in a lawsuit seeking damages of $100,000 USD. The lawsuit pertains to the private sale of shares between the Company's chairman and a non-related individual.

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

ITEM 4. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2006, the Company agreed to convert $1,000,000 USD of advances received from Michael Matvieshen, the Company's Chairman, into 25,000,000 shares of restricted Common Stock.  We relied upon the exemption from registration as set forth in Regulation D of Securities Act for the issuance of these shares.  The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning EPOD and the Company's business prospects, and was permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act.  Further, there was no general solicitation or advertising for the issuance of the shares.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Quarter Ended	High	Low
December 31, 2001	$0.50	$0.01
March 31, 2002	$0.85	$0.50
June 30, 2002	$1.25	$0.65
September 30, 2002	$1.20	$0.55
December 31, 2002	$1.05	$0.55
March 31, 2003	$0.55	$0.35
June 30, 2003	$1.05	$0.35
September 30, 2003	$1.01	$0.40
December 31, 2003	$0.99	$0.31
March 31, 2004	$1.00	$0.42
June 30, 2004	$1.25	$0.60
September 30, 2004 (2:1 stock split 9/22/04)	$2.50	$0.60
December 31, 2004	$2.00	$0.90
March 31, 2005	$1.60	$0.75
June 30, 2005	$1.40	$0.90
September 30, 2005	$1.55	$0.95
December 31, 2005	$1.31	$0.75
March 31, 2006	$0.95	$0.50
June 30, 2006	$0.63	$0.19
September 30, 2006	$0.30	$0.12
December 31, 2006	$0.25	$0.12

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

B.     Holders of Record

As of  March  31, 2007, the Company had 60 holders of record of its shares of common stock, excluding shares held by broker-dealers.  Shareholders held 72,812, 391 shares of common stock.  An additional 333,510 shares are yet to be administratively issued for shares issued in 2006.

C.    Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on in the foreseeable future.  Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends.

D.    Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

(December 31, 2006)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	450,000 (1)	$0.00	249,482
Equity compensation plans not approved by security holders	200,000 (2)	$0.75	200,000

(1)    The Company registered a consultant stock compensation plan in 2005, registering 450,000 shares of common stock to be used to compensate persons providing consulting services, with distribution to be determined by the Plan Committee. 153,979 of the shares have been granted in 2005, and 46,572 of the shares have been granted in 2006. As of March 31, 2007 all but 33 of the shares were administratively issued.

(2)    The Company has set aside 200,000 shares of common stock to be used for non-executive employee options with vesting and distribution to be determined by the Board of Directors. No options have yet been granted.

E.    Unregistered Securities Sales

Common Stock

During the period ended June 30, 2006, 300,000 shares were issued to an independent consultant with a one-year contract ending March of 2007 as an advance payment for the providing marketing, sales and communications services over the contract term.  As of March 31, 2007, 54,000 of these shares have not been administratively issued.

The Company has an ongoing agreement to provide $5,000 CDN monthly in shares to an unaffiliated individual for services provided.  At December 31, 2006, 257,603 shares have been issued, (with 82,522 in the quarter just ended) and 235,477 shares have still to be administratively issued.

During the quarter ended September 30, 2006, the Company entered into an agreement with a related party to convert shareholder advances to the Company's common stock.  As a result, the related party received 25 million restricted shares. All of these shares have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices.  The buyback can be initiated at management's discretion.

Warrants

As part of a private placement of shares used to raise equity financing, warrants and piggyback warrants were issued.  In total, 510,867 shares were issued, each with one warrant at $1.75 expiring in May of 2006 and one piggyback warrant at $2.00 expiring in May of 2007 as part of the unit sold.

Options

On April 1, 2006, the Company granted 200,000 options to purchase stock at $1 per share to a consultant, for services provided.  At the end of 2006 all options are vested, none have been exercised.

On July 31, 2006 the Company issued 480,110 options to purchase stock at $1 per share to the President of the Company as part of his compensation contract.  At the end of 2006 all options are vested, none have been exercised.

On July 1, 2006 the Company issued 479,878 options to purchase stock at $1 per share to the Chief Financial Officer of the Company as part of his compensation contract.  At the end of 2006 all options are vested, none have been exercised.

On January 21, 2004, the Company's board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of December 31, 2006.

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice.  For each year of the contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 (USD) per share for the first year and $1.00 (USD) per share for the second year.  The stock options vest monthly over the course of each year.  At the end of 2006 all options are vested, none have been exercised.

In March of 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share.  The stock options vest quarterly, over the course of one year.  At the end of 2006 all options are expired.

On April 1, 2005, the Company granted two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share.  At the end of 2006 all options are vested, none have been exercised.

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

OVERVIEW

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In November 2003, the Board of Directors of the Company approved the acquisition through reverse merger of Cyokonos Corporation, a public entity organized under the laws of the state of Nevada on February 16, 1999. This reverse merger (“Merger”) was executed on January 13, 2004 pursuant to an Exchange Agreement with the issuance of 9,230,000 shares of common stock, at par value of $.001 per share, to the shareholders of Cyokonos. From its inception until January 13, 2004, Cyokonos was headed up by its sole officer and director, Mr. Ronald McIntire and had not commenced any commercial operations or material operating activities. On January 15, 2004, the Company retained Mr. L. Mark Roseborough as President of the Company and entered into contractual relationship for his services on July 1, 2004.

A Special Shareholder's Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18th, 2005., Mr. Ljubisan Stamenic because a board member. In October of 2005, Mr. Peter Hipp resigned.  On July 18th, 2006 Mr. Peter Lacey resigned from the Board, and Mr. Lawrence J. Faulk was appointed to the Board.  Neither Mr. Hipp nor Mr. Lacey resigned due to any disagreement with the Company on any matter related to its operations, policies or practices. Recently, in October of 2006, Mr. Robert Stabinsky and Mr. Rene Dureault were appointed to the Board of Directors

In the second quarter of 2006, the Company received unanimous board approval to change its name to IQ Renewable Energy Corp, which more accurately reflects its current business concentration in the manufacturing, sale, ownership and operation of advanced, turnkey solar powered systems and related components.  The Company filed the required Form 14C with the SEC. The name change has not yet taken effect.

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

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD's EMT (“Energy Management Technology”) power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT's peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

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

The Company is taking significant advantage of the “Green” movement to increase energy efficiency, specifically in regions where there is an emphasis on reducing reliance on fossil-fuel based, nonrenewable power.  Its solar power applications are experiencing initial sales and the company's operations have been focused on the solar energy industry.  This has involved a two pronged approach - strategically positioning itself to acquire and develop the required production capacity for its own and related products and to realize ongoing revenue streams in the solar power market through power system construction and sales of power.

In 2005, the Company entered into a joint venture with CompMess GmbH & Co. KG, a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels. In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The system, installed by EPOD has an estimated lifespan of 40-plus years. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and non-renewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

Previously, it was reported that as of July 10th, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company.  Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters.  To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase.  During the year ended December 31, 2006, EPOD has made an additional deposit with CompMess in the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD . Because this acquisition was not completed the Company is not including CompMess financial statements in its consolidated financial reporting.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. An estimated five megawatts of production capacity is anticipated to be available within six months after financial closing. EPOD intends to sell to investors up to 49% equity in the to-be-built facility. Currently pending are agreements to date to sell 17% of the equity in the Kelowna facility for cash proceeds of USD$525,000 (CAD$586,000), and secured debt guarantees in the amount of USD$1.5 million.  The Company has agreed in principle to the purchase of 10,000 feet of factory space from a related party vendor. Financing for this project is expected to close in Q3, 2007.

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

In the second quarter of 2006, the Company purchased all of the assets of ISE Solar LLC, a US based company for $500,000.  The subsidiary's assets consisted of $500,000 in inventory for resale.  Upon purchase, EPOD has sold  the entire inventory at a price of $1,135,200.

In July of 2006 the Company sold a 3-kilowatt solar power system, including an EPOD power storage unit, to an electrical contractor in Kelowna, British Columbia. The EPOD solar power and storage system will serve as the principal source of electric power for the residential customer, and will be grid-tied with the local utility being used to supplement the clients' power needs.

On August of 2006 the Company entered into an agreement to sell a five (5) megawatt solar panel manufacturing plant to Ditec Automation Group “Ditec” of Mexico City, Mexico valued at $17 million which is subject to Ditec financing and the agreement has been approved by the majority of the Board.

On March 27, 2007, the Company signed a Right to Purchase Agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the Share Purchase Agreement the company shall acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CDN ($10,359,600 USD) and 24,000,000 shares of the company. A deposit of $600,000 CDN ($520,440 USD) was paid on March 30, 2007.

The Company's research and development initiatives remain strong.  In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia's Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2006 and due to some technical delays, will continue on into 2007. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

The Company's current principal place of business is located at #105 – 470 Neave Road, Kelowna, British Columbia, Canada  V1V 2M2.  It has developed 2,500 square feet of leased office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space allows the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads.

The Company's common stock trades under the symbol “EPOI” on the OTC Bulletin Board.  It's website is located at www.epodinc.com.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the year ended December 31, 2006, there were no material changes to accounting estimates or judgments.

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

Revenue Recognition

The Company  recognizes revenue for products and other services to customers in the period the related services are provided or when the products are shipped, when the amount of revenue is determinable and collection is reasonably assured.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenue.  The Company had operating revenues totaling $1,156,799 compared to no operating revenues from inception. The Company had non-operating revenues totaling $10,149 for the year ended December 31, 2006.

General and Administrative Expenses; Legal Expenses; Research and Development.  The Company incurred general and administrative costs and legal fees during the year ended December 31, 2006 of $981,435 and $142,686 respectively, compared to $1,585,150 and $295,580 at December 31, 2005.  Additionally, the Company incurred research and development costs of $162,958 during the year ended December 31, 2006 and $349,986 at December 31, 2005. The Company expects general and administrative expenses to continue to increase during fiscal year 2007 as the Company ramps of its sales and increases its employee base.

Net Loss.  Mainly as a result of the above, the Company sustained a loss from operations of $2,100,407 for the year ended December 31, 2006, and net loss of $2,289,233 at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 2006

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of December 31, 2006, the Company had cash and cash equivalents of $ 0.00 and current liabilities of $2,015,602.

Operating Activities.  During the year ended December 31, 2006, the Company had negative cash flows from operating activities of $331,891 and recorded an operating loss of $2,100,407.  At December 31, 2006, the Company had an accumulated operating deficit of $5,666,693.

Financing Activities.  From inception to December 31, 2006, the Company received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD of shareholder advances to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a beneficial conversion on the transactions based on the share price as of the date of the conversion.  The balance of shareholder advances as of December 31, 2006 is $336,240. These advances are unsecured, non-interest bearing and have no stated maturity. In addition, during the period from inception to December 31, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000.  The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle.  The company entered into three additional promissory notes with directors and their related parties totaling $197,057 of which $27,540 was repaid in December, 2006.  The loans bear interest at 10%, calculated semi-annually.  Principal and interest are due upon demand.  The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years.

Future Capital requirements.  The Company has no positive working capital, and 2006 was the first year since inception that operational revenues have been generated. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2006, the Company has incurred accumulated deficit of $5,666,693. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit.  The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of December 31, 2006 was $0.00. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to December 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $100,000 per month. The anticipated source of these funds will be from operational revenues and private placement of its equity securities.  The Company continues to pursue financing through several different sources. These financing efforts if they are successful should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Board of Directors

EPOD International Inc.

Kelowna, British Columbia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of EPOD International Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPOD International Inc., and subsidiaries as of December 31, 2006 and 2005 and the results of its operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 30, 2007

EPOD INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$-	$193
Accounts receivable, net	140,474	-
Accounts receivable - related party	466,000	-
GST tax refund, net	3,195	22,071
Note receivable	32,540	-
Inventory	98,228	64,629
Prepaid expenses	53,032	42,297
Total Current Assets	793,469	129,190

PROPERTY, PLANT AND EQUIPMENT, NET	193,668	357,296

OTHER ASSETS
Intellectual property, net	37,643	33,274
Deposits	485,037	347,714
Total Other Assets	522,680	380,988

TOTAL ASSETS	$1,509,817	$867,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness	$1,635	$-
Accounts payable and accrued liabilities	699,076	266,261
Compensation payable	393,660	250,448
Shareholder advances	336,240	1,048,178
Notes payable - related parties	548,967	487,000
Accrued interest payable	36,024	7,161
Total Current Liabilities	2,015,602	2,059,048

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
72,811,424 and 47,518,852 issued and outstanding, respectively	36,405	23,759
Common stock issuable	131,196	58,308
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,675,806	1,649,406
Additional paid-in capital	3,348,081	689,300
Accumulated deficit	(5,666,693)	(3,566,286)
Accumulated other comprehensive income (loss)	(9,310)	(24,848)
Total Stockholders' Deficit	(505,785)	(1,191,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,509,817	$867,417

The accompanying notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

REVENUE	$690,799	$-
REVENUE - RELATED PARTY	466,000	-
TOTAL REVENUE	1,156,799	-

COST OF REVENUE	513,333	-

GROSS PROFIT	643,466	-

OPERATING EXPENSES
General and administrative	981,435	1,585,150
Legal and professional	142,686	295,580
Research and development	162,958	349,986
Depreciation and amortization expense	24,843	12,598
Total Operating Expenses	1,311,922	2,243,314

LOSS FROM OPERATIONS	(668,456)	(2,243,314)

OTHER INCOME (EXPENSE)
Interest expense	(28,901)	(19,841)
Financing costs	(1,400,000)	-
Other income	5,957	6,186
Gain (loss) on sale of assets	4,192	-
Foreign currency transaction gain (loss)	(13,199)	(32,264)
Total Other Income (Expense)	(1,431,951)	(45,919)

NET LOSS BEFORE TAXES	(2,100,407)	(2,289,233)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(2,100,407)	(2,289,233)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	15,538	(12,603)

NET COMPREHENSIVE LOSS	$(2,084,869)	$(2,301,836)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	58,324,631	47,540,332

The accompanying notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
THE STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Issuable		Discount		Other	Total
	Number of Shares	Amount	Paid-in Capital	Common Stock	Stock Options and Warrants	on Common Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity (Deficit)

Balance, December 31, 2004 (Restated)	46,740,630	$23,370	$119,915	$-	$497,839	$(21,270)	$(1,277,053)	$(12,245)	$(669,444)
Options issued for services	-	-	-	-	1,049,381	-	-	-	1,049,381
Common stock issued for services at $0.73 - $1.34 per share	223,355	112	243,013	-	-	-	-	-	243,125
Common stock issuable for services at $0.73 - $1.34 per share	-	-	-	58,308	-	-	-	-	58,308
Common stock/warrants issued for cash at $0.75	510,867	255	293,395	-	89,500	-	-	-	383,150
Common stock issued for cash at $0.75	44,000	22	32,977	-	-	-	-	-	32,999
Beneficial conversion on loans	-	-	-	-	12,686	-	-	-	12,686
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(12,603)	(12,603)
Net loss for year ended December 31, 2005	-	-	-	-	-	-	(2,289,233)	-	(2,289,233)
Balance, December 31, 2005	47,518,852	23,759	689,300	58,308	1,649,406	(21,270)	(3,566,286)	(24,848)	(1,191,631)
Options issued for services	-	-	-	-	181,807	-	-	-	181,807
Common stock issued for services at $0.15 - $0.82 per share	292,572	146	115,874	-	-	-	-	-	116,020
Common stock issuable for services at $0.15 - $0.82 per share	-	-	-	72,888	-	-	-	-	72,888
Warrants expired	-	-	18,100	-	(18,100)	-	-	-	-
Options expired	-	-	137,307	-	(137,307)	-	-	-	-
Common stock issued for shareholder advances at $0.04 per share	25,000,000	12,500	987,500	-	-	-	-	-	1,000,000
Beneficial conversion of shareholder advances	-	-	1,400,000	-	-	-	-	-	1,400,000
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	15,538	15,538
Net loss for year ended December 31, 2006	-	-	-	-	-	-	(2,100,407)	-	(2,100,407)
Balance, December 31, 2006	72,811,424	$36,405	$3,348,081	$131,196	$1,675,806	$(21,270)	$(5,666,693)	$(9,310)	$(505,785)

The accompanying notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,100,407)	$(2,289,233)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24,843	12,598
Common stock issued for services and expenses	188,908	301,433
Beneficial conversion of shareholder advance	1,400,000	-
Options issued for expenses	181,807	1,049,381
Changes in assets and liabilities:
Accounts receivable	(140,474)	-
Accounts receivable - related party	(466,000)	-
GST tax refund	18,876	(22,071)
Inventory	(33,599)	(64,629)
Prepaid expenses	(10,735)	(39,605)
Accounts payable	432,815	166,630
Accrued interest payable	28,863	7,161
Compensation payable	143,212	150,752
Net cash used by operating activities	(331,891)	(727,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(137,323)	(268,750)
Notes receivable	(32,540)	-
Acquisition of equipment	(18,595)	(117,232)
Acquisition of patents	(6,450)	(33,770)
Sale of buildings & land	244,578	-
Acquisition of buildings & land	(85,118)	(250,557)
Net cash provided (used) by investing activities	(35,448)	(670,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	1,635	-
Common stock/warrants issued for cash	-	416,149
Proceeds from short-term borrowings	-	197,057
Repayment of short-term borrowings	(27,540)	-
Repayment of borrowing, related party	(466,096)	(153,199)
Proceeds from short-term borrowings, related parties	843,609	937,856
Net cash provided by financing activities	351,608	1,397,863

NET INCREASE (DECREASE) IN CASH	(15,731)	(29)

Other comprehensive loss - foreign currency translation gain (loss)	15,538	(12,603)

CASH, BEGINNING OF PERIOD	193	222

CASH, END OF PERIOD	$-	$193

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for repayment of advances	$1,000,000	$-

The accompanying notes are an integral part of these financial statements.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 11, 2003 in the Commonwealth of the Bahamas and was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. The Company has chosen December 31 as its year-end.

During January 2004, EPOD International Inc. (the "Company") completed a reorganization with Cyokonos Corporation ("Cyokonos") a Nevada corporation, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the Company issued 18,460,000 shares of its restricted common stock for all of the issued and outstanding common shares of Cyokonos. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 18,460,000 shares of common stock at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. See Note 5. On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. The company commenced operations in June of 2005. On November 5, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada. Three hundred common shares, with no par value, were issued to EPOD International Inc. As of December 31, 2006, it had no activity. On January 11, 2006, 100% of the shares of EPOD Erneuerbare Energien GmbH, an inactive German Company was purchased for € 27,500 ($33,374 USD). As of December 31, 2006 the Company purchased property in Falkenau, Germany for € 65,000 ($85,118 USD) with the intent to install a commercial scale solar power energy grid. The solar power will be sold to the local electric utility company. On May 1, 2006, the Company purchased all physical assets ISE Solar, LLC, a U.S. based company with no previous operating activity. It was purchased for $500,000.

The Company was formed in July 2003 and was in the development stage from July 11, 2003 through December 31, 2005. The year 2006 is the first year during which it is considered and operating company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Shareholder Advances with Beneficial Conversion Features

Following guidance by EITF 00-27, the Company, recorded the excess value of the stock issued in exchange for advances payable as a beneficial conversion feature. The value of the beneficial conversion feature is recorded on the income statement as a financing cost and on the balance sheet as an increase in stockholders' equity.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the issuance date of the common stock as the difference between the price at which the stock was granted and the fair market value at the date of conversion. See Note 5 & 8.

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2006, basic and diluted net loss per share were the same, as inclusion of common stock equivalents would be antidilutive. At December 31, 2006, the Company has a total of 3,273,711 shares that would be issued if all options and warrants were exercised. At December 31, 2006, the Company has insufficient authorized shares available to execute all of its obligations related to common stock transactions. See Note 12.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

As of December 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As of December 31, 2006, the Company has incurred losses exceeding $5,000,000. At December 31, 2006, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to December 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be $100,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: EPOD Corporation, a Bahamian corporation; EPOD Industries Inc., a Canadian corporation; EPOD Renewable Utilities Inc. an inactive Canadian company; and EPOD Erneuerbare Engergien GmbH, a German company. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered or product has been shipped, the seller's price to the buyer is determinable, and collectibility is reasonably assured

Shipping and Handling Fees and Costs

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

Translation of Financial Statements

The U.S. dollar is the functional currency of the Company. Canadian bank accounts are maintained and are translated using the exchange rate in effect at the balance sheet date. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated at their historical rate. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. The Canadian dollar is the function currency of the Canadian subsidiaries and the Euro is the functional currency of the German subsidiary. Unrealized gains and losses on the Company's foreign currency translation are included in comprehensive income.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the land, which is not depreciated. For purposes of computing depreciation, the useful lives and depreciating percentages of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years
Office Equipment	5 years
Leaseholds	5 years
Building	25 years

The following is a summary of property, equipment, and accumulated depreciation:

	December 31,	December 31,
	2006	2005
Storage Equipment	$4,720	$4,720
Power Generator	38,800	38,800
Equipment	11,539	7,155
Computer Equipment	11,133	3,027
Office Equipment	3,713	1,357
Leaseholds	67,813	64,232
Building	6,548	201,265
Land	78,570	49,292
Less Accumulated Depreciation	(29,168)	(12,552)

Total Net Property and Equipment	$193,668	$357,296

Depreciation expense for the years ended December 31, 2006 and 2005 is $22,762 and $12,101. The Company valuates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the quarter ended June 30, 2006, the land and building with a book value of $244,578 USD were sold to an unrelated party and a gain on sale of $4,192 recorded.

NOTE 4 – INTELLECTUAL PROPERTY

In 2006, $6,450 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straightline basis. In 2006, accumulated amortization totalled $2,578 and amortization expense was $2,081. The following table presents expected future amortization of patent costs for each of the next five years:

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

2007	$2,366
2008	2,366
2009	2,366
2010	2,366
2011	2,366
Thereafter	25,813

Total amortization	$37,643

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

During the year ended December 31, 2005, the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company offered for sale only to persons who are not "U.S. persons," as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the units received, as a unit, one share of the Company's common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 USD per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units are not be registered pursuant to the Securities Act, but rather is made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. In total 510,867 units for $383,150 have been subscribed to through the private placement, with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. All shares have been issued. As of December 31, 2006, the warrants valued at $18,100 were expired. The piggyback warrants are exercisable at $2.00 and expire in May 2007.

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

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000. (See Note 8). None have been administratively issued at March 31, 2007.

During the last quarter of 2005, the Company authorized the issuance of 3,413 shares valued at $3,844 to an unaffiliated individual in return for legal services. All of these shares have been administratively issued.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

During the year ended December 31, 2005, the Company adopted a consultant stock plan, the purpose of which is to help obtain and retain consulting services upon which the Company is dependent, by offering such persons the opportunity to become owners of capital stock of the Company. The plan is to be administered by a Plan Committee consisting of two or more members of the board. The term of the plan is ten years from its effective date. Eligible persons for awards are consultants, excluding those in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the company's securities. The maximum number of shares authorized by the plan is not to exceed 450,000. The granting of any awards under the plan is to be in writing. The awards can be made as a bonus or reward for past services, the value of which will be the fair market value of the awarded shares on the date of grant, or for compensation of services the value of which may not be less than 70% of the fair market value of the awarded shares on the grant date. Awards are non-transferable. To date, 200,518 shares have been effectively issued from the plan as follows:

  During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see Note 8), valued at $37,902 for payment of services provided. At December 31, 2006, thirty-three shares have yet to be administratively issued.

  During the quarter ended December 31, 2005, the Company authorized the issuance of 57,902 shares valued at $50,000 to an unaffiliated law firm for legal services. In the first quarter of 2006, an additional 46,572 shares valued at $25,000 were issued. At December 31, 2006, all shares have been administratively issued.

  During year ended December 31, 2005, 25,878 shares valued at $30,287 were issued to an unaffiliated consultant for services provided. All of these shares have been administratively issued. An additional 19,629 shares were administratively issued through the stock consultant plan for shares issued and work completed in 2004.

During the period ended June 30, 2006, 300,000 shares were issued to an independent consultant with a one-year contract ending March of 2007 as an advance payment for the providing marketing, sales and communications services over the contract term. As of December 31, 2006, 54,000 of these shares have not been administratively issued.

The Company has an ongoing agreement to provide $5,000 CDN monthly in shares to an unaffiliated individual for services provided. At December 31, 2006 and 2005, 257,603 shares and 44,881 shares respectively, have been issued, and 235,477 shares have still to be administratively issued.

During the quarter ended September 30, 2006, the Company entered into an agreement with a related party (see Note 8) to convert shareholder advances in to the Company's common stock. As a result, the related party received 25 million restricted shares. All of these shares have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices. The buyback can be initiated at management's discretion.

For the year ended December 31, 2006, the Company authorized the issuance of 25,559,295 shares of the Company's common stock valued at $1,188,908.

NOTE 6 – COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes Option Price Calculation to compute the fair value of options issued for payment of services. The assumptions used in such valuations include: risk free rate of 4.0%; no dividends are paid; exercise periods of two to five years; and a volatility factor of 44% to 171%.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

Options granted during the year ended December 31, 2006 were in accordance with various contracts for services that the company has signed.

Executive Compensation

On July 1, 2004, the Company entered into an agreement with the president of the Company which included an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant. In the year ended December 31, 2006, 480,110 options were granted valued $60,741.

On July 1, 2006, the Company gave its chief financial officer an option to purchase shares as of July 1, 2006, in an amount equal to 1% of the number of shares outstanding on that date. The shares vest immediately upon grant. In the year ended December 31, 2006, 479,878 options were granted valued at $44,448.

Non-Executive Compensation

On January 21, 2004, the Company's board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of December 31, 2006.

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

On July 1, 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly, over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,307. All options are now expired.

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

In the year ended December 31, 2005, 971,723 new options were granted at an exercise price of $0.90 per share. Options valued at $1,049,381 vested and were recorded. Following is a summary of the status of the options during the years ended December 31, 2006 and 2005:

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

	Number of Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2005	982,800	$ 0.75
Granted	971,723	0.90
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2005	1,954,523
Granted	1,159,988	1.00
Exercised	-
Forfeited	(150,000)	0.75
Options outstanding at December 31, 2006	2,964,511	$ 0.90
Options exercisable at December 31, 2006	2,964,511	$ 0.90
Weighted average fair value of options granted in 2004		$ 0.69
Weighted average fair value of options granted in 2005		$ 0.33
Weighted average fair value of options granted in 2006		$ 0.06

None of the stock options outstanding and exercisable at December 31, 2006 were approved by shareholders.  Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares Under Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.75 to $1.00	2,964,511	2.00	$ 0.90

	Exercisable Options
Exercise Price Range	Number of Shares Under Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.75 to $1.00	2,964,511	2.00	$ 0.90

NOTE 7 - INCOME TAXES

At December 31, 2006 and 2005, the Company had deferred tax assets calculated at an expected blended rate of 34% principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006 and 2005.

The significant components of the Company's deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carryforwards	$880,902	$656,052
Stock based expenses	1,045,774	556,485
Deferred tax asset	1,926,676	1,212,537
Deferred tax asset valuation allowance	(1,926,676)	(1,212,537)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carryforwards of approximately $2,591,000, which expire in the years 2012 through 2026. The net change in the allowance account was an increase of $714,139 for the year ended December 31, 2006.

NOTE 8 - RELATED PARTY TRANSACTIONS

From inception to June 30, 2006, the Company received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a financing cost on the income statement and an increase to stockholder's equity based on excess value of the stock issued in exchange for shareholders advances. The balance of the shareholder advances as of December 31, 2006, is $336,240. These advances are unsecured, non-interest bearing and have no stated maturity.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2006, the entire balance of principal was still outstanding.

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings, Inc. for management services. Under the terms of this annual agreement, the Company is charged $120,000 CDN per annum and a $60,000 signing bonus. As of December 31, 2006, $308,988 USD has been accrued since the inception of the contract.

On August 22, 2005, the Company purchased property from Parmount Holdings, Ltd, a related entity. The purchase price, as per the purchase contract, was $292,820 CDN ($250,557 USD), with ownership taken in July 2005.

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of December 31, 2006, the entire balance of the loan is still outstanding.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 USD due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semiannually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date. As of December 31, 2006 $14,745 USD remains outstanding.

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At year-end, none of the shares have been administratively issued.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of a director, valued at $37,902 for payment of services provided. At year-end, 33 shares have yet to be administratively issued. In 2005 the consultant was paid $42,000 CDN ($38,597 USD). During 2006 the consultant was paid $36,000 CDN ($31,680). No amounts are owing as of December 31, 2006.

On December 6, 2005, the Company entered into a loan agreement with the company of a director for $108,113 USD due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 USD for a period of five years. As of December 31, 2006, the entire balance of the loan is outstanding.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are uncollateralized, mature in 2015, and accrue interest at 5%. As of December 31, 2006, the entire balance of the loan is outstanding.

On November 23, 2006, the Company sold $466,000 USD of equipment to EPOD Solar Canada Inc., a related entity.

On December 15, 2006, the Company entered into a loan agreement with the company of a director for $86,247 with no set repayment terms, including no interest. As of December 31, 2006, the entire balance of the loan is outstanding.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as legally owing. On April 20, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000 CDN. As of December 31, 2006 this amount continues to be outstanding.

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

On May 16, 2006, the Company signed an agreement with The University of New Brunswick to engage in a nonexclusive license to use technology designed by the University to develop and sell products. EPOD must pay royalties, which are the greater of 5% of the revenue from product sales or $250 CDN for each product sold. Upon execution of the agreement, EPOD must pay $5,000 CDN to the University, and a yearly fee of $5,000 beginning on September 1, 2006 throughout the agreement, until 2010.

On July 1, 2006, the Company agreed in principle to a contract with an individual to provide the services of chief financial officer. As part of the three-year agreement, the individual will receive 1% of the Company's pre-tax income and 2.5% of any debt or equity financing or sales generated through his efforts.

During the quarter ended September 30, 2006, the Company entered into an agreement with a related party (see Note 8) to convert shareholder advances into the Company's common stock. As a result, the related party received 25 million restricted shares. All of these shares have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices. The buyback can be initiated at management's discretion.

Leases

On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments as of December 31, 2006 are:

Year	Amount (USD)
2007	$14,597
2008	14,597
2009	14,597
2010	9,732
2011	-
Total	$53,523

Other Matters

Previously it was reported that as of July 10, 2006, EPOD had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters. To date, EPOD has paid to CompMess shareholders €40,000 ($50,956 USD) as part of the purchase. During the quarter ending September 30, 2006, EPOD loaned CompMess the amount of $406,766 USD with no stated terms. This amount is considered by the Company to be a deposit towards the purchase price. Additionally, the Company purchased inventory from CompMess in the amount of $30,086 USD. Because this acquisition was not completed the Company is not including CompMess financial statements in its consolidated financial reporting.

EPOD INTERNATIONAL INC.
NOTES TO THE FINANCIALS STATEMENTS
DECEMBER 31, 2006

The Company was named as a co-defendant in a lawsuit seeking damages of $100,000 USD. Because the lawsuit principally involces a private security sales transaction between two investors and because the Company was not a party to the transaction, the Company has not recorded a liability relating to the lawsuit.

NOTE 10 - ACQUISITION OF ISE SOLAR LLC

In May 2006, EPOD acquired all the inventory assets of ISE Solar LLC, valued at $500,000. In exchange for the inventory, EPOD agreed to pay the shareholders of ISE Solar LLC the sum of $500,000, with fifty percent down and the remaining balance due on November 6, 2006. The Company failed to pay the remaining balance upon the due date and the financial statements reflect the balance still owed the shareholders of ISE Solar LLC as of year end. The Company is in the process of working out a payment plan with the shareholders at this time to resolve these payments being in default.

NOTE 11 - SUBSEQUENT EVENTS

On March 27, 2007, the Company signed a right to purchase agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the share purchase agreement the Company shall acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CDN ($10,359,600 USD) and 24,000,000 shares of the Company's common stock. A deposit of $600,000 CDN ($520,440 USD) was paid on March 30, 2007.

On April 5, 2007, the board of directors approved a resolution to increase the number of common stock shares authorized from 75,000,000 to 200,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of such period, are effective in timely making known to them information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

Since we are not an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002. We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-KSB for our fiscal year ending December 31, 2007.

(b) Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting or in other factors during the year or quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following are the directors and executive officers of the Company:

Michael Matvieshen, 45, Chairman of the Board. Mr. Matvieshen became a director of the Company on January 13, 2004 upon the Company's acquisition of EPOD International Inc. and then Chairman of the Board on January 21, 2004.  Mr. Matvieshen is the founder of EPOD and was its President since inception. Prior to founding EPOD, he was President of Wolverine Resources Inc., a large oil upgrading refinery owned by a large venture capital firm. Mr. Matvieshen has also served as Vice President of Gen5 Tech Corporation, which managed the construction, capital budgeting and startup of an oil upgrading plant in Alberta.  Mr. Matvieshen has extensive experience in the industrial wastewater and industrial waste-oil treatment industries and has been in the technology business for the past fifteen years primarily as an entrepreneur and inventor.

L. Mark Roseborough, 54, Director. Mr. Roseborough became a Director of the Company on January 21, 2004 and also serves in the capacity of President. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries Inc. where he was most recently Vice President of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as President and Chief Executive Officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owner Merrill Lynch) which was a large recycle pulp mill with revenues at full production of $35 million. In 1997, Mr. Roseborough also started, and co-owned, Belkin Paper Stock, a successful paper trading business. Prior to his work at Belkorp, he served from 1989-1992 as General Manager of Slave Lake Pulp overseeing the design, construction, hiring and training of employees for a $175 million state-of-the-art mechanical pulp mill owned by Alberta Energy Company. Mr. Roseborough is also a commercial pilot with a multiengine instrument rating.

Ljubisan Stamenic, 48, Director.  Dr. Stamenic became a Director of the Company on August 18th, 2005.  He is currently the Research and Development Head and Project Leader at the British Columbia Institute of Technology in Vancouver, Canada, where he formed and managed the Photovoltaic Energy Applied Research Lab. He received his Ph.D. in Engineering Physics at Simon Fraser University.  He has published over forty scientific papers at conferences and in technical journals and a number of books related to photovoltaic energy. He is president of the Canadian Solar Industries Association and Chair of  its Photovoltaic Division, has numerous professional memberships and serves on the Board of Directors of Carmanah Technologies and Matrix Solar Technolgies.  Dr. Staminic holds the patent to the Smart MPPT Controller and has developed two other products.  He has received numerous awards and grants for his research and is adjunct professor at the University of Belgrade.

Hans Schroth, 48, Director.  Mr. Schroth became a Director of the Company on January 21, 2004. Mr. Schroth comes to EPOD with an extensive business and management background in the food/beverage and franchise industry. Mr. Schroth has worked for start up organizations in the farming and import and export business. He currently serves on the Board of Directors of Globus Corporation and part owner of Celltech Labs.

Lawerance J. Faulk, 62, Director, Mr. Faulk became a Director of the Company on July 18, 2006. Mr Faulk a former Washington State Senator and International Marketing Manager for the Boeing Company, brings EPOD extensive state and federal governmental, and international business experience, and will be integral to the international expansion of EPOD's solar panel manufacturing and renewable energy business.

Rene Dureault, 65, Director, Mr. Dureault became a Director of the Company on October 16, 2006. Mr. Dureault, president of Mill Creek Developments Inc., a British Columbia based commercial real-estate development firm, brings to EPOD over forty years of financial and business experience.

Robert Stabinsky, 54, Director, Mr. Stabinsky became a Director of the Company on October 16, 2006. Mr Stabinsy, P. Eng., is president of Innovation Systems Engineering Inc., a Pennsylvania – based developer and manufacturer of equipment, control systems, and full factory solutions to the solar, semiconductor, and various other industries. Mr. Stabinsky brings to EPOD extension solar panel manufacturing expertise and industry specific experience that will be instrumental to the effective construction and roll out of the Company's solar panel factories.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2005 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation	Securities Underlying Options (in shares, cumulative)	Bonus ($)	All Other Compensation
		Salary ($)

L. Mark Roseborough	2006	$99,121(2)	480,110(3)
Frank A. Wisehart (7)	2006	$30,000	479,878(8)
L. Mark Roseborough(1)	2005	$102,924(2)	471,723(3)	0	0
George Drazenovic (4)	2005	48,032	200,000(5)	0	0
L. Mark Roseborough(1)	2004	$49,848(2)	333,800(3)	51,462	0
Ronald McIntire(6)	2004	$0	0	$0	$0
President and CEO	2003	$0	0	$0	$0
	2002	$0	0	$0	$0

(1)   Mr. L. Mark Roseborough became President on January 15, 2004, and a contact was entered into with his company, Rosborough Holdings for his services as President.

(2)   Mr. Roseborough has not yet been paid these amounts, as it is being set up as a Company accrual until sufficient funds can be obtained.

(3)   On July 31, 2004, July 31, 2005, and July 31,2006 as part of his compensation package, Mr. Roseborough received 233,800, 471,723, and 488,110 options respectively to purchase  restricted shares of common stock, which represented one (1%) of the outstanding common shares of the Company on those dates, and 100,000 options in 2004 to purchase restricted shares as compensation for being a Director

(4)    On April 1, 2005, EPOD entered into a contract with Mr. George Drazenovic for his services as Chief Financial officer and resigned on March 31, 2006.

(5)    On April 1, 2005, as part of his compensation package, Mr. Drazenovic received 200,000 options to purchase shares of common stock.

(6)    Mr. McIntire became the President and Chief Executive Officer of the Company in November 1999 and resigned on January 21, 2004.

(7)    On July 1, 2006, EPOD entered into a contract with Mr. Frank A. Wisehart for his services as Chief Financial officer.

(8)    On July 1, 2006, as part of his compensation package, Mr. Wisehart received 479,878 options to purchase restricted shares of common stock, which represented one (1%) of the outstanding common shares of the Company on July 1,2006.

COMPENSATION OF DIRECTORS FOR FISCAL 2006

None of the seven directors receives any cash compensation.

DIRECTOR AND EXECUTIVE OPTIONS GRANTED IN FISCAL 2005

On July 31, 2006, the Company granted 480,110 options to purchase shares of restricted common stock to President L. Mark Roseborough pursuant to an option agreement that is part of his compensation agreement.

On July 1, 2006, the Company granted 479,878 options to purchase shares of common stock to CFO Frank A. Wisehart pursuant to an option agreement that is part of his compensation agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of our outstanding stock as of December 31, 2006 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company's executive officers and directors as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent *
Michael Matvieshen, Chairman	37,515,744(1)	51.5%
L. Mark Roseborough, President	1,285,633(2)	1.8%
Hans Schroth, Director	270,000(3)	**%
Peter Lacey (Company Director until resignation on July 28, 2006)	18,318,000(4)	25.1%
Frank A. Wisehart, Chief Financial Officer	479,878(5)	**%
All executive officers and directors as a group (5 persons)	57,869,255	79%

*  Based on 72,812,391 shares outstanding as of  March  31, 2007 **  Less than one percent

(1)   Includes 37,116,248 shares of common stock owned directly, 299,496 shares of common stock owned indirectly through his spouse and 100,000 options.

(2)   Includes 1,285,633 options.

(3)   Includes 170,000 shares of common stock owned by his spouse and 100,000 options.

(4)   Includes 18,164,000 shares of common stock owned directly, 54,000 shares owned by a related company, 44,000 of which have not been administratively issued and 100,000 options.

(5)   Includes 479,878 options

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

From January 13, 2004 to December 31, 2006, the Company received advances from shareholders totaling $1,048,178. These advances are unsecured, non-interest bearing and have no stated maturity.

In 2003, the Company entered into a promissory note and loan agreement with a shareholder, Mike Matvieshen for $95,000.  This note is unsecured, non-interest bearing and has no stated maturity.  As of December 31, 2006, the entire balance of principal still outstanding.

On July 1, 2004, the Company entered into an agreement with Roseborough Holdings, Inc.  Under the terms of the agreement, the Company pays a monthly amount, which is fixed from time to time by the board of directors, of $120,000 (Cdn.) per annum with a $60,000 (Cdn.) signing bonus, for the services of Mark Rosborough.  Approximately $205,848 (USD) has been accrued under this agreement as of December 31, 2006.

On December 3, 2004, the Company entered into an agreement with Parmount Holdings, Ltd for the purchase and construction of its corporate headquarters which was completed in 2005. Under the terms of the agreement, the purchase price, as per the purchase contract, was $292,820 excluding GST. Paramount Holdings is an entity one third owned by the spouse of Mike Matvieshen.  The following directors, Mark Roseborough, Hans Schroth, and Denor equipment, a company owned by Peter Lacey, have provided financing to Parmount Holdings Ltd.

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

In 2005, the Company entered into two promissory notes for $195,000 with a shareholder/director, Mike Matvieshen, maturing in 2015, with interest accrued at 5% on the unpaid principal.

On November 23, 2006, the Company sold $466,000 USD of equipment to EPOD Solar Canada Inc., a related entity.

On December 15, 2006, the Company entered into a loan agreement with the company of a director for $86,246.84 with no set repayment terms, including no interest.  As of December 31, 2006, the entire balance of the loan is outstanding.

ITEM 13.  EXHIBITS

Exhibits

Exhibit 14 -   Code of Ethics

Exhibit 23  – Consent to Incorporation from Public Accountants, filed herewith.

Exhibit 31.1 – Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 31.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.1 – Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Williams & Webster P.S.has served as the Company's Principal Accountant since July 13, 2004. Their fees billed to the Company for the past two fiscal year are set forth below:

	Fiscal year ending December 31, 2006	Fiscal year ending December 31, 2005
Audit Fees	$19,118	$15,000
Audit Related Fees (Review)	$20,875	$17,026
Tax Fees	$1,357	$4380
All Other Fees	$0.00	$1,398

As of December 31, 2006, the Company's Board of Directors did not have a pre-approval policy for the fees of the principal accountant.  It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ Frank A. Wisehart

Chief Financial Officer
April 00, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. MARK ROSEBOROUGH	President and Chief Executive Officer
L. Mark Roseborough
/s/ MICHAEL MATVIESEN	Director
Michael Matviesen
/s/ LJUBISAN STAMENIC	Director
Ljubisan Stamenic
/s/ RENE DUREAULT	Director
Rene Dureault
/s/ HANS SCHROTH	Director
Hans Schroth
/s/ ROBERT STABINSKY	Director
Robert Stabinsky
/s/ LAWERNCE FAULK	Director
Lawernce Faulk