Form 10QSB
period 2007-03-31
EPOD International Inc
filed 2007-05-21
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-32327
________

EPOD INTERNATIONAL INC.
(formerly known as Cyokonos Corporation)

(Name of Small Business Issuer in its Charter)

Nevada	91-1953719
(State of Incorporation)	(IRS Employer ID. No.)

105 – 470 Neave Road, Kelowna, British Columbia,
Canada	V1V 2M2
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (250) 807-2211

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 31, 2007 there were 72,812,391 shares of common stock ,outstanding and no other outstanding classes of a common equity security.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

		March 31,
	#	2007	December 31,
		(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash		$1,345	$-
Accounts receivable		141,856	140,474
Accounts receivable - related party		466,000	466,000
GST tax refund, net		2,668	3,195
Note receivable		32,863	32,540
Inventory		98,228	98,228
Prepaid expenses		26,185	53,032
Total Current Assets		769,146	793,469

PROPERTY, PLANT AND EQUIPMENT, NET		188,309	193,668

OTHER ASSETS
Intellectual property, net		37,051	37,643
Deposits		1,008,726	485,037
Total Other Assets		1,045,777	522,680

TOTAL ASSETS		$2,003,232	$1,509,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness		$-	$1,635
Accounts payable and accrued liabilities		745,956	699,076
Compensation payable		463,979	393,660
Shareholder advances		871,181	336,240
Notes payable - related parties		549,828	548,967
Accrued interest payable		43,179	36,024
Total Current Liabilities		2,674,124	2,015,602

COMMITMENTS AND CONTINGENCIES		-	-

MINORITY INTEREST		-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized,
73,252,936 and 72,812,391 issued and outstanding, respectively		36,405	36,405
Commom stock issuable		143,945	131,196
Discount on common stock		(21,270)	(21,270)
Stock options and warrants		1,675,806	1,675,806
Additional paid-in capital		3,348,135	3,348,081
Accumulated deficit		(5,839,762)	(5,666,693)
Accumulated other comprehensive income (loss)		(14,150)	(9,310)
Total Stockholders' Deficit		(670,892)	(505,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$2,003,232	$1,509,817

The accompanying condensed notes are an integral part of these interim financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months	Three Months
		Ended	Ended
		March 31,	March 31,
		2007	2006
		(unaudited)	(unaudited)

REVENUE		$-	$-

COST OF REVENUE		-	-

GROSS PROFIT		-	-

OPERATING EXPENSES
General and administrative		139,450	165,338
Legal and professional		2,625	83,186
Research and development		26,930	50,310
Depreciation and amortization expense		6,309	7,327
Total Operating Expenses		175,314	306,161

LOSS FROM OPERATIONS		(175,314)	(306,161)

OTHER INCOME (EXPENSE)
Interest expense		(7,155)	(7,155)
Other income		1,280	1,560
Foreign currency transaction gain (loss)		8,120	(1,174)
Total Other Income (Expense)		2,245	(6,769)

NET LOSS BEFORE TAXES AND MINORITY INTEREST		(173,069)	(312,930)

PROVISION FOR INCOME TAXES		-	-

NET LOSS		(173,069)	(312,930)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(4,840)	1,113

NET COMPREHENSIVE LOSS		$(177,908)	$(311,817)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED		73,243,612	47,649,583

The accompanying condensed notes are an integral part of these interim financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,069)	$(312,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,949	7,327
Common stock issued and issuable for services and expenses	12,803	37,992
Changes in assets and liabilities:
Accounts receivable	(1,382)	20,076
GST tax refund	527	-
Inventory	-	9
Prepaid expenses	26,847	(6,409)
Accounts payable	46,880	2,890
Accrued interest payable	7,155	7,155
Compensation payable	70,319	47,586
Net cash used by operating activities	(3,971)	(196,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Bank indebtedness	(1,635)	-
Deposits	(523,689)	(15,305)
Notes receivable	(323)	(58,122)
Acquisition of equipment	-	(10,274)
Investment in intangibles	-	(3,034)
Net cash provided (used) by investing activities	(525,647)	(86,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	101,295
Repayment of borrowing, related party	-	(46,398)
Proceeds from short-term borrowings, related parties	535,802	215,033
Net cash provided by financing activities	535,802	269,930

NET INCREASE (DECREASE) IN CASH	6,184	(13,108)

Other comprehensive gain (loss) - foreign currency translation loss	(4,840)	1,113

CASH, BEGINNING OF PERIOD	-	193

CASH, END OF PERIOD	$1,345	$(11,802)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 1 – BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

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

The accompanying financial statements should be read in conjunction with the audited financial statements of EPOD International Inc. as of December 31, 2006 for the year then ended, as filed with the Securities and Exchange Commission on May 4, 2007.

During 2003, EPOD International Inc. (the "Company") exchanged all of its issued and outstanding shares of common stock of 5,000 shares for 36,000,000 restricted shares common stock of Cyokonos Corporation ("Cyokonos") a Nevada corporation. During January 2004, the Company completed reorganization with Cyokonos, whose net liabilities consisted of cash of $85 and accounts payable and due to affiliate of $3,075. In conjunction therewith, the reorganization was accounted for as though it were a recapitalization of the Company and exchange by the Company of 18,460,000 shares of common stock, at par value of $0.001 per share, in exchange for the net liabilities of Cyokonos. Also, as part of the reorganization with Cyokonos, the Company received from an officer of the Company 7,900,000 shares of issued and outstanding common stock. These shares were cancelled on April 7, 2004. During September 2004, the Company completed a two-for-one stock split of its common stock. All references to common stock shares in these financial statements and notes have been restated to reflect this stock split.

On May 9, 2005, a wholly owned subsidiary was incorporated in the country of Canada, EPOD Industries Inc. One common share valued at $0.01 CDN was issued to EPOD International Inc. On November 5, 2005 a second wholly owned subsidiary, EPOD Renewable Utilities Inc., was incorporated in Canada as three hundred common shares, with no par value, were issued to EPOD International Inc. As of March 31, 2007, it had no activity. On January 11, 2006, 100% of the shares of EPOD Erneuerbare Energien GmbH, an inactive German company was purchased for € 27,500 ($33,374 USD). As of March 31, 2007 there were no operations and limited activity in this company.

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

Accounting for Shareholder Advances with Beneficial Conversion Features
Following guidance provided by EITF 00-27, the Company, recorded the excess value of the stock issued in exchange for advances payable as a beneficial conversion feature. The value of the beneficial conversion feature is recorded on the statement of operations as a financing cost and on the balance sheet as an increase in stockholders’ equity.

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

Basic and Diluted Net Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2007, basic and diluted net loss per share were the same, as inclusion of common stock equivalents would be antidilutive. At March 31, 2007, the Company has a total of 72,812,391 shares that would be issued if all options and warrants were exercised. At March 31, 2007, the Company has insufficient authorized shares available to execute all of its obligations related to common stock transactions. See Note 12.

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

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

As of March 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

As of March 31, 2007, the Company has incurred losses exceeding $5,000,000. At March 31, 2007, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the twelve-month period subsequent to March 31, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be $100,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the land, which is not depreciated. For purposes of computing depreciation, the useful lives and depreciating percentages of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

Equipment	10 years
Computer Equipment	3 years
Office Equipment	5 years
Leaseholds	5 years
Building	25 years

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2007	December 31, 2006

Storage Equipment	$4,720	$4,720
Power Generator	38,800	38,800
Equipment	11,539	11,539
Computer Equipment	11,133	11,133
Office Equipment	3,713	3,713
Leaseholds	67,813	67,813
Building	6,548	6,548
Land	78,570	78,570
Total Property and Equipment	222,836	222,836
Less Accumulated Depreciation	(34,527)	(29,168)

Total Net Property and Equipment	$188,309	$193,668

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. Depreciation expense for the quarters ended March 31, 2007 and 2006 were $5,359 and $7,327, respectively.

NOTE 4 – INTELLECTUAL PROPERTY

In 2006 and 2005, $6,450 and $33,770, respectively, was capitalized representing legal costs for patent applications. These costs are being amortized over 17 years on a straight-line basis. As of March 31, 2007, accumulated amortization totaled $3,169. The following table presents expected future amortization of patent costs for each of the next five years:

2007	$1,774
2008	2,366
2009	2,366
2010	2,366
2011	2,366
Thereafter	25,813
Total amortization	$37,051

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

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

During the year ended December 31, 2005, the Company adopted a consultant stock plan, the purpose of which is to help obtain and retain consulting services upon which the Company is dependent, by offering such persons the opportunity to become owners of capital stock of the Company. The plan is to be administered by a Plan Committee consisting of two or more members of the board. The term of the plan is ten years from its effective date. Eligible persons for awards are consultants, excluding those in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the company’s securities. The maximum number of shares authorized by the plan is not to exceed 450,000. The granting of any awards under the plan is to be in writing. The awards can be made as a bonus or reward for past services, the value of which will be the fair market value of the awarded shares on the date of grant, or for compensation of services the value of which may not be less than 70% of the fair market value of the awarded shares on the grant date. Awards are non-transferable. To date, 200,518 shares have been effectively issued from the plan as follows:

1.      During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a related party consultant (see Note 8), valued at $37,902 for payment of services provided. At March 31, 2007, thirty-three shares have yet to be administratively issued.

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

The Company has an ongoing agreement to provide $5,000 CDN monthly in shares to an unaffiliated individual for services provided. At March 31, 2007, 365,637 shares have been issued, (with 108,034 in the quarter just ended) and 343,511 shares have still to be administratively issued.

NOTE 6 – COMMON STOCK OPTIONS

The Company utilizes the Black-Scholes Option Price Calculation to compute the fair value of options issued for payment of services. The assumptions used in such valuations include: risk free rate of 4.0%; no dividends are paid; exercise periods of two to five years; and a volatility factor of 44% to 171%.

Options granted during the period ended March 31, 2007, were in accordance with various contracts for services that the Company has signed.

Executive Compensation
On July 1, 2004, the Company gave its president an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant. In the quarter ended March 31, 2007, 480,110 options were granted valued at $60,741.

On July 1, 2006, the Company gave its chief financial officer an option to purchase shares as of July 1, 2006, in an amount equal to 1% of the number of shares outstanding on that date. The shares vest immediately upon grant. In the quarter ended March 31, 2007, 479,878 options were granted valued at $44,448.

On January 1, 2007, the Company gave its vice president an option to purchase shares as of dates to be determined, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant.

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

Non-Executive Compensation
On January 21, 2004, the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of March 31, 2007.

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

There are 2,964,511 options granted and exercisable as of March 31, 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

From inception, the Company has received advances from shareholders as a source of funding. In the quarter ended September 30, 2006 an agreement was made with a director and shareholder to convert $1,000,000 USD to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a financing cost on the income statement and an increase to stockholder’s equity based on excess value of the stock issued in exchange for shareholders advances. The balance of the shareholder advances as of March 31, 2007, is $871,181. These advances are unsecured, non-interest bearing and have no stated maturity.

On November 23, 2006, the Company sold $466,000 USD of equipment to EPOD Solar Canada Inc., a related entity.

On December 15, 2006, the Company entered into a loan agreement with the company of a director for $86,247 with no set repayment terms, including no interest. As of March 31, 2007, the entire balance of the loan is outstanding.

On January 1, 2007, the Company entered into an employment agreement with a director and majority shareholder, Mike Matvieshen for the position of vice president. Under the terms of this three year agreement, the salary shall be at a rate of not less tan $120,000 per annum. As of March 31, 2007, $25,986 USD has been accrued since the inception of the contract.

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of contract. On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as legally owing. On April 20, 2006, a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000 CDN. As of March 31, 2007, this amount continues to be outstanding.

On July 25, 2006, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $116,610 CDN. This amount is being disputed by EPOD, which has recorded in its accounts $93,182 CDN ($83,574 USD), which is the maximum amount it expects to be required to pay. In the quarter ending September 30, 2006, $12,435 USD was paid and $71,139 USD is outstanding at March 31, 2007.

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

During the quarter ended September 30, 2006, the Company entered into an agreement with a related party (see Note 7) to convert shareholder advances into the Company’s common stock. As a result, the related party received 25 million restricted shares. All of these shares have been administratively issued.

During the quarter ended September 30, 2006, a resolution was approved by the Board of Directors for the Company to buyback up to 10,000,000 shares of common stock from its public held float at market prices. The buyback can be initiated at management’s discretion.

On January 1, 2007, the Company signed an employment agreement with a related party (see Note 7) for the position of vice president. As part of the three-year agreement, the individual will receive 1% of the Company’s pre-tax income.

Leases
On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $17,019 CDN, plus all applicable taxes. Future minimum lease payments as of March 31, 2007 are:

Year	Amount (USD)
2007	$11,217
2008	14,597
2009	14,597
2010	9,732
2011	-
Total	$50,143

EPOD INTERNATIONAL INC. CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

NOTE 11 - ACQUISITION OF MILL CREEK DEVELOPMENTS LTD.

On March 27, 2007, the Company signed a right to purchase agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the share purchase agreement, the Company shall acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CDN ($10,359,600 USD) and 24,000,000 shares of the Company’s common stock. A deposit of $600,000 CDN ($520,440 USD) was paid on March 30, 2007.

NOTE 12 - SUBSEQUENT EVENTS

On April 5, 2007, the board of directors approved a resolution to increase the number of common stock shares authorized from 75,000,000 to 200,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about April 30, 2007.

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

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT ("Energy Management Technology") power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

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

The Company continues to focus on the global solar power markets due to the continued growth in world-wide demand for solar panels, inverters and renewable energy as a whole. Using the Company’s patent-pending power controller and advanced power management, the EPOD Inverter increases the functional output of a majority of PV panels, and provides the Company a competitive advantage in the manufacture and sale of photovoltaic ("PV") panels. To execute this strategy, management is in the process of acquiring and constructing PV panel manufacturing capacity to focus on the building-integrated photovoltaic ("BIPV") market, the process whereby solar panels are integrated into the exterior skin of commercial buildings, often replacing glass windows with a transparent, power-generating solar panel. By combining BIPV with EPOD's power storage and energy management system, commercial buildings can become energy self-sufficient and, in some cases, generate revenue from the sale of surplus solar energy to the local power grid.

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

Previously, it was reported that as of July 10th, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters. To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase. During the quarter ending March 31, 2007, EPOD has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD. Because this acquisition was not completed the Company is not including CompMess financial statements in its consolidated financial reporting.

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

On August of 2006 the Company entered into an agreement to sell a five (5) megawatt solar panel manufacturing plant to Ditec Automation Group "Ditec" of Mexico City, Mexico valued at $17 million which is subject to Ditec financing and the agreement has been approved by the majority of the Board.

On March 27, 2007, the Company signed a Right to Purchase Agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the Share Purchase Agreement the Company shall acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CDN ($10,359,600 USD) and 24,000,000 shares of the company. A deposit of $600,000 CDN ($520,440 USD) was paid on March 30, 2007. This transaction is expected to close on July 31, 2007.

The Company’s research and development initiatives remain strong. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4, 2006 and due to some technical delays, will continue on into 2007. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

Products

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT ("Energy Management Technology") power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of your capital assets.

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

The Company continues to focus on the global solar power markets due to the continued growth in world-wide demand for solar panels, inverters and renewable energy as a whole. Using the Company’s patent-pending power controller and advanced power management, the EPOD Inverter increases the functional output of a majority of PV panels, and provides the Company a competitive advantage in the manufacture and sale of photovoltaic ("PV") panels. To execute this strategy, management is in the process of acquiring and constructing PV panel manufacturing capacity to focus on the building-integrated photovoltaic ("BIPV") market, the process whereby solar panels are integrated into the exterior skin of commercial buildings, often replacing glass windows with a transparent, power-generating solar panel. By combining BIPV with EPOD's power storage and energy management system, commercial buildings can become energy self-sufficient and, in some cases, generate revenue from the sale of surplus solar energy to the local power grid.

Research and Development

In addition to its development of its solar applications, company continues to put significant research and development into and pursue collaborative partnerships for alternative energy uses of its products including wind applications and hybrid batteries for large-scale commercial/industrial applications. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during 2007. The prototype units are to be built by EPOD's joint-venture partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

Previously it was reported that as of July 10, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters. To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase. During the quarter ending March 31, 2007 EPOD has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD.

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

The addition of solar panel manufacturing capacity will allow EPOD to further vertically integrate its solar power operations, and substantially increase the Company's solar panel output. This manufacturing capacity and increased solar panel output will also enable EPOD to maximize its solar power system sales and integration in the Province of Ontario, where market prices have touched CDA$8 per watt, installed. The Ontario Power Authority and the Ontario Energy Board recently announced the creation of the Standard Offer Program a renewable energy feed-in tariff initiative. The Standard Offer Program will pay EPOD and other solar power generators CAD$0.42 per kilowatt-hour (approximately USD$0.37), under what is anticipated to be a 20-year power purchase agreement. Given the Ontario government's increased support of solar energy through the Standard Offer Program, EPOD intends to aggressively pursue solar system sales in the Ontario market effective immediately

In April of 2006, EPOD announced its intention to create a renewable energy income fund for the purpose of investing in utility-integrated, renewable energy infrastructure projects. The EPOD Renewable Energy Income Fund ("REIF") will be utilized to invest in renewable power generating assets with a focus on commercial solar power installations. The installations will be utility-integrated, selling 100% of power generated to the Fund's utility customers under industry standard 20-year power purchase agreements. The Company intends to sell commercial solar power installations to the REIF, as well as operate the installations for the Fund under an operating and maintenance contract. Additionally, EPOD in the projects earning a share of the long term, power sales revenue. EPOD has engaged ALCM to serve as fund manager and advisor to the EPOD Renewable Energy Income Fund. ALCM, a British Columbia-based registered portfolio manager and its affiliated company, Energy Logics Inc., have focused on the exploration, financing, and management of sustainable wind energy investments globally. Energy Logics currently has in excess of 1,000MW of wind-power under development in Canada, the United States and the Philippines. Preliminary plans are for the assets will be sold to the income trust at their fair market value, the trust will provide 80% of the funds in cash, the other 20% in units in the fund. This will allow EPOD to continue to fund revenue producing projects, and allow EPOD to participate in the ongoing revenue stream generated by the assets through the trust. The remaining 80% of the units in the Trust will be sold through ALCM. Is the trust still likely to happen, given tax changes?

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

The Company's current principal place of business is located at 5-470 Neave Court, Kelowna, British Columbia, Canada V1Z 1Z6. It has developed 2,500 square feet of leased office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space allows the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads.

The Company’s common stock currently trades under the symbol "EPOI" on the OTC Pink Sheets. The Company’s website is located at www.epodinc.com.

GENERAL

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the quarter ending March 31, 2007, there were no material changes to accounting estimates or judgments.

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

RESULTS OF OPERATIONS

Revenue. The Company had no revenue in the quarters ended March 31, 2007 and March 31, 2006. The Company anticipates operating revenues for fiscal year 2007 with the implementation of new projects.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended March 31, 2007 of $145,759 and $2,625, respectively, compared to $172,665 and $83,186 respectively for the quarter ended March 31, 2006. Additionally, the Company incurred research and development costs of $26,930 during the quarter ended March 31, 2007 compared to $50,310 for the quarter ended March 31, 2006.

Net Income (Loss). The Company incurred a loss from operations of $173,069 for quarter-ended March 31, 2007, compared to a loss from operations of $312,930 for the quarter ended, March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE QUARTER ENDED March 31, 2007

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

Cash Position. As of March 31, 2007, the Company had cash and cash equivalents of $1,345 and total current liabilities of $2,674,124 compared to cash and cash equivalents of $2,875 and current liabilities of $2,386,666 for the quarter ended March 31, 2006

Operating Activities. For the three months ended March 31, 2007, the Company had negative cash flows from operating activities of $3,971 and recorded an operating loss of $173,069 compared to a negative cash flow from operating activities of $181,627 and recorded operating loss of $312,930 for the three months ended March 31, 2006.

Financing Activities. From inception to March 31, 2007, the Company received advances from shareholders as a source of funding. The balance of the loans owed to shareholders as of March 31, 2007 is $871,171. These advances are unsecured, non-interest bearing and have no stated maturity. In addition, during the period from inception to March 31, 2007, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accrued at 5% on the unpaid principle. The company entered into three additional promissory notes with directors and their related parties totaling $197,057. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years. As of March 31, 2007 all loans and accrued interest are outstanding.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2007, the Company has incurred a net loss of $5,839,762. In addition, the Company has few significant physical assets, little working capital, little revenue generating operations and stockholders deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of March 31, 2007 is $ $1,345. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to March 31, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $300,000 per month. The Company continues to pursue financing through several different sources. These financing efforts should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, the Company agreed to convert $1,000,000 USD of advances received from [Michael Matvieshen, the Company’s Chairman], into 25,000,000 shares of restricted Common Stock. We relied upon the exemption from registration as set forth in Regulation D of Securities Act for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning EPOD and the Company’s business prospects, and was permitted access to the Company’s management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares.

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

On July 18, 2006, Mr. Lawrence J. Faulk was appointed to the Company’s Board of Directors. There is no arrangement or understanding between Mr. Faulk and any other persons pursuant to which he was selected as a director. There are no related party transactions between Mr. Faulk and the Company that are required to be disclosed.

It was previously it was reported that as of July 10th, 2006 the Company had acquired 51% of the shares of CompMess, a German manufacturing company. Since that time, it has come to the attention of the Company that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred. Accordingly, the transaction is not complete pending finalization of all conditions to closing. To date, the Company has paid to CompMess shareholders €40,000 ($50,956 USD) as part of the purchase. During the quarter ending September 30, the Company has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and the Company purchased inventory from CompMess in the amount of $30,086 USD. The Company is uncertain at this time when the transaction will be finalized for legal and accounting purposes. In addition, the Company’s Board of Directors is considering transferring the Company’s rights to acquire CompMess to the Company’s Chairman, Mr. Matvieshen, in exchange for the cancellation of certain indebtedness of the Company to Mr. Matvieshen.

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
May 18, 2007

EPOD INTERNATIONAL INC.

By:	/s/ FRANK WISEHART

Frank Wisehart
Chief Financial Officer
May 18, 2007