Form 10QSB/A
period 2007-03-31
EPOD International Inc
filed 2007-05-31
CIK 1079990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Issuer’s telephone number, including area code: (250) 807-2211

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$1,345	$-
Accounts receivable	141,856	140,474
Accounts receivable - related party	466,000	466,000
GST tax refund, net	2,668	3,195
Note receivable	32,863	32,540
Inventory	98,228	98,228
Prepaid expenses	26,185	53,032
Total Current Assets	769,146	793,469

PROPERTY, PLANT AND EQUIPMENT, NET	188,309	193,668

OTHER ASSETS
Intellectual property, net	37,051	37,643
Deposits	1,008,726	485,037
Total Other Assets	1,045,777	522,680

TOTAL ASSETS	$2,003,232	$1,509,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$-	$1,635
Accounts payable and accrued liabilities	745,956	699,076
Compensation payable	463,979	393,660
Shareholder advances	871,181	336,240
Notes payable - related parties	549,828	548,967
Accrued interest payable	43,179	36,024
Total Current Liabilities	2,674,124	2,015,602

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 75,000,000 shares authorized, 72,812,391 and 72,811,424 issued and outstanding, respectively	36,405	36,405
Commom stock issuable	143,945	131,196
Discount on common stock	(21,270)	(21,270)
Stock options and warrants	1,675,806	1,675,806
Additional paid-in capital	3,348,135	3,348,081
Accumulated deficit	(5,839,762)	(5,666,693)
Accumulated other comprehensive income (loss)	(14,150)	(9,310)
Total Stockholders' Deficit	(670,892)	(505,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,003,232	$1,509,817

The accompanying condensed notes are an integral part of these interim financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months	Three Months
		Ended	Ended
		March 31,	March 31,
		2007	2006
		(unaudited)	(unaudited)

REVENUE		$-	$-

COST OF REVENUE		-	-

GROSS PROFIT		-	-

OPERATING EXPENSES
General and administrative		139,450	165,338
Legal and professional		2,625	83,186
Research and development		26,930	50,310
Depreciation and amortization expense		6,309	7,327
Total Operating Expenses		175,314	306,161

LOSS FROM OPERATIONS		(175,314)	(306,161)

OTHER INCOME (EXPENSE)
Interest expense		(7,155)	(7,155)
Other income		1,280	1,560
Foreign currency transaction gain (loss)		8,120	(1,174)
Total Other Income (Expense)		2,245	(6,769)

NET LOSS BEFORE TAXES		(173,069)	(312,930)

PROVISION FOR INCOME TAXES		-	-

NET LOSS		(173,069)	(312,930)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(4,840)	1,113

NET COMPREHENSIVE LOSS		$(177,908)	$(311,817)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED		73,243,612	47,649,583

The accompanying condensed notes are an integral part of these interim financial statements.

EPOD INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,069)	$(312,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,949	7,327
Common stock issued and issuable for services and expenses	12,803	37,992
Changes in assets and liabilities:
Accounts receivable	(1,382)	20,076
GST tax refund	527	-
Inventory	-	9
Prepaid expenses	26,847	(6,409)
Accounts payable	46,880	2,890
Accrued interest payable	7,155	7,155
Compensation payable	70,319	47,586
Net cash used by operating activities	(3,971)	(196,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Bank indebtedness	(1,635)	-
Deposits	(523,689)	(15,305)
Notes receivable	(323)	(58,122)
Acquisition of equipment	-	(10,274)
Investment in intangibles	-	(3,034)
Net cash provided (used) by investing activities	(525,647)	(86,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	101,295
Repayment of borrowing, related party	-	(46,398)
Proceeds from short-term borrowings, related parties	535,802	215,033
Net cash provided by financing activities	535,802	269,930

NET INCREASE (DECREASE) IN CASH	6,184	(13,108)

Other comprehensive gain (loss) - foreign currency translation loss	(4,840)	1,113

CASH, BEGINNING OF PERIOD	-	193

CASH, END OF PERIOD	$1,345	$(11,802)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As of March 31, 2007, the Company has incurred losses exceeding $173,000.  At March 31, 2007, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

EPOD INTERNATIONAL INC.
CONDENSED NOTES TO THE INTERIM, CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

On January 1, 2007, the Company entered into an employment agreement with a director and majority shareholder, Mike Matvieshen for the position of vice president.  Under the terms of this three year agreement, the salary shall be at a rate of not less than $120,000 per annum. As of March 31, 2007, $25,986 USD has been accrued since the inception of the contract.

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

The Company was named as a co-defendant in a lawsuit seeking damages of $100,000 USD.  Because the lawsuit principally involves a private security sales transaction between two investors and because the Company was not a party to the transaction, the Company has not recorded a liability relating to the lawsuit.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward-Looking Statements

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company; we need to raise funds to meet business plan projections; we are dependent on upon relatively unproven technology for our business model; our ability to successfully expand our employee base, sales force and marketing program; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on  May 4, 2007.

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

A Special Shareholder’s Meeting, for Cyokonos, was called on January 21, 2004, at which time Mr. Ronald McIntire, of Cyokonos Corporation, voluntarily resigned from the Board of Directors and Mr. Michael Matvieshen, Mr. L. Mark Roseborough, Mr. Peter Hipp, Mr. Hans Schroth and Mr. Peter Lacey were elected to the Board of Directors. The Shareholders also voted to change the name of Cyokonos Corporation to EPOD International Inc. at the soonest practicable date. The name change became effective on or about July 9, 2004, at which time the trading symbol on the OTC Bulletin Board changed from CYOK to EPOI. Effective August 18, 2005, Mr. Ljubisan Stamenic because a board member. In October of 2005, Mr. Peter Hipp resigned.  On July 18, 2006 Mr. Peter Lacey resigned from the Board and as Chairman of the Audit Committee.  Neither Mr. Hipp nor Mr. Lacey resigned due to any disagreement with the Company on any matter related to its operations, policies or practices. On July 18, 2006 Mr. Lawrence J Faulk was appointed to the Board and Hans Schroth was appointed as Chairman of the Audit Committee. In October of 2006, Mr. Robert Stabinsky and Mr. Rene Dureault were appointed to the Board of Directors

In the second quarter of 2006, the Company received unanimous board approval to change its name to IQ Renewable Energy Corp, which more accurately reflects its current business concentration in the manufacturing, sale, ownership and operation of advanced, turnkey solar powered systems and related components.  The Company filed the required Form 14C with the SEC. The name change has not yet taken effect.

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

Previously, it was reported that as of July 10, 2006 EPOD had acquired 51% of the shares of CompMess, a German manufacturing company.  Since that time, it has come to the attention of EPOD that certain conditions required to complete the share transfer and consequent change of ownership in Germany have not been completed and the finalization of the acquisition has not yet occurred, pending these matters.  To date, EPOD has paid to CompMess shareholders €40,000 (50,956 USD) as part of the purchase.  During the quarter ended March 31, 2007, EPOD has a loan outstanding to CompMess in the amount of $406,766 USD with no stated terms and purchased inventory from CompMess in the amount of $30,086 USD.

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

The addition of solar panel manufacturing capacity will allow EPOD to further vertically integrate its solar power operations, and substantially increase the Company's solar panel output. This manufacturing capacity and increased solar panel output will also enable EPOD to maximize its solar power system sales and integration in the Province of Ontario, where market prices have touched CDA$8 per watt, installed.  The Ontario Power Authority and the Ontario Energy Board recently announced the creation of the Standard Offer Program a renewable energy feed-in tariff initiative. The Standard Offer Program will pay EPOD and other solar power generators CAD$0.42 per kilowatt-hour (approximately USD$0.37), under what is anticipated to be a 20-year power purchase agreement. Given the Ontario government's increased support of solar energy through the Standard Offer Program, EPOD intends to aggressively pursue solar system sales in the Ontario market effective immediately

In April of 2006, EPOD announced its intention to create a renewable energy income fund for the purpose of investing in utility-integrated, renewable energy infrastructure projects. The EPOD Renewable Energy Income Fund ("REIF") will be utilized to invest in renewable power generating assets with a focus on commercial solar power installations. The installations will be utility-integrated, selling 100% of power generated to the Fund's utility customers under industry standard 20-year power purchase agreements. The Company intends to sell commercial solar power installations to the REIF, as well as operate the installations for the Fund under an operating and maintenance contract. Additionally, EPOD will earn a portion of the long term, power sales revenue.  EPOD has engaged ALCM to serve as fund manager and advisor to the EPOD Renewable Energy Income Fund. ALCM, a British Columbia-based registered portfolio manager and its affiliated company, Energy Logics Inc., have focused on the exploration, financing, and management of sustainable wind energy investments globally. Energy Logics currently has in excess of 1,000MW of wind-power under development in Canada, the United States and the Philippines. Preliminary plans are for the assets will be sold to the income trust at their fair market value; the trust will provide 80% of the funds in cash, the other 20% in units in the fund.  This will allow EPOD to continue to fund revenue producing projects, and allow EPOD to participate in the ongoing revenue stream generated by the assets through the trust.  The remaining 80% of the units in the Trust will be sold through ALCM.

In anticipation of significant expansion in capacity and revenues, in 2006 and beyond, the Company also hired a new CFO, Frank Wisehart, to oversee this next stage of growth for the Company.   Mr. Wisehart took over from Mr. George Drazenovic in April of 2006.

In the second quarter of 2006, the Company purchased all of the assets of ISE Solar, LLC, a US based company for $500,000. The subsidiary’s assets consisted of $500,000 in inventory for resale. Upon purchase, EPOD has sold the entire inventory at a price of $1,135,200.

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

On March 27, 2007, the Company signed a Right to Purchase Agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the Share Purchase Agreement the company shall acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CDN ($10,359,600 USD) and 24,000,000 shares of the company. A deposit of $600,000 CDN ($520,440 USD) was paid on March 30, 2007. The net equity from this acquisition will enable the Company to carry out its planned expansion in the solar panel manufacturing.

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

The Company’s common stock currently trades under the symbol “EPOI” on the OTC Pink Sheets.  Its symbol and CUSIP will change pending the company name change.  It’s website is located at www.epodinc.com.

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

RESULTS OF OPERATIONS

Revenue. The Company had no operating revenues in the quarter ended March 31, 2007 compared to no revenues for the quarter ended March 31, 2006. The Company non-operating revenues of $1,280.00 in the quarter ended March 31, 2007.

General and Administrative Expenses; Legal Expenses; Research and Development. The Company incurred general and administrative expenses and legal fees during the quarter ended March 31, 2007 of $139,450 and $2,625, respectively, compared to $165,338 and $83,186 respectively for the quarter ended March 31, 2006. The Company incurred research and development costs of $26,930 during the quarter ended March 31, 2007 compared to $50,310 for the quarter ended March 31, 2006. Additionally, the company incurred depreciation and amortization expense during the quarter ended March 31, 2007 of $6,309 compared to $7,327 for the quarter ended March 31, 2006.

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

Cash Position. As of March 31, 2007, the Company had cash and cash equivalents of $1,345 and total current liabilities as of $2,674,124 compared to cash and cash equivalents of $2,875 and current liabilities of $2,386,666 for the quarter ended March 31, 2007

Operating Activities. For the three months ended March 31, 2007, the Company had negative cash flows from operating activities of $3,971 and recorded an operating loss of $173,069 compared to a negative cash flow from operating activities of $196,304 and recorded operating loss of $312,930 for the three months ended March 31, 2006.

Financing Activities. From inception to March 31, 2007, the Company received advances from shareholders as a source of funding. The balance of the loans owed to shareholders as of March 31, 2007 is $871,181. These advances are unsecured, non-interest bearing and have no stated maturity.

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

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2007, the Company has incurred accumulated deficit of $5,839,762. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and stockholders deficit.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of March 31, 2007 was $1,345.00. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to March 31, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $100,000 per month. The anticipated source of these funds will be from operational revenues and private placement of its equity securities.  The Company continues to pursue financing through several different sources. These financing efforts if they are successful should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services.  On June 8, 2005, notice was provided for termination of contract.  On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta.  Pursuant to a ruling signed March 22, 2006, the Company has accrued $25,872 CDN ($22,168 USD) as legally owing.  On April 20, 2006 a garnishee notice was delivered to the Canadian Western Bank for collection of $18,000 CDN. As of March 31, 2007 this amount continues to be outstanding.

On August 31, 2006 the company was named as a co-defendant in a lawsuit seeking damages of $100,000 USD. The lawsuit pertains to the private sale of shares between the Company’s chairman and a non-related individual.

On July 25, 2006, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc.  The total amount of the order is $116,610 CDN.  This amount is being disputed by EPOD, which has recorded in its accounts $93,182 CDN ($83,574 USD), which is the maximum amount it expects to be required to pay. In the quarter ending March 31, 2007, $12,435 USD was paid and $71,139 USD.

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

Item 5.

Other Information.

January 1, 2007, the Company entered into a three year employment agreement with Michael Matvieshen to coordinate all technical and production activities for EPOD as Vice President. Mr. Matvieshen is the creator of the EPOD Power Controller and many other EPOD products. Mr. Matvieshen is also a significant shareholder in EPOD.

On April 5th, 2007 the Company was authorized by the Secretary of State for Nevada to issue up to 200,000,000 shares of common stock with a par value of $.001.

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
May 31, 2007

EPOD INTERNATIONAL INC.

By:	/s/ FRANK WISEHART

Frank Wisehart
Chief Financial Officer
May 31, 2007