Form 10-K/A
period 2006-12-31
EPOD International Inc
filed 2007-11-15
CIK 1079990

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

#5 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9
(Address of Principal Executive Offices) (Zip Code)

(250) 491-8111
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
none

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No [x]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's operating revenues for its most recent fiscal year were $21,599. The aggregate market value of the common equity held by non-affiliates (for the purposes of this calculation only, directors, executive officers and principle controlling shareholders of the registrant are deemed to be affiliates of the registrant) computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on November 13, 2007 was $54,581,000.

As of November 13, 2007, there were 79,102,257 shares of common stock outstanding and no other outstanding classes of a common equity security.

Transitional Small Business Disclosure Format (check one): Yes No [x]

EXPLANATORY NOTE

The purpose of this amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 is to restate our consolidated financial statements for fiscal year 2006 and related disclosures, as described in Note 12 to our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005.

No attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB, except as required to reflect the effects of the restatement and to disclose financial related subsequent events in Note 11 to the consolidated financial statements. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on May 4, 2007. Accordingly, this Form 10-KSB/A and the original 10-KSB should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original 10-KSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part II
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

Part III
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

DESCRIPTION OF RESTATEMENT

During the year ended December 2006, Epod International Inc. ("the Company") determined that the manner in which it recognized revenue was not in accordance with Staff Accounting Bulletin ("SAB") 104. The Company entered into an agreement with a vendor in which it was to purchase assets from the vendor. The Company then entered into an agreement to sell these assets. The Company paid a deposit to the vendor in the amount of $250,000, however did not take ownership of the assets. Previously the Company recognized the receipt of the assets as inventory, the unpaid portion as accounts payable, the sale of the assets as revenue and recorded the unpaid portion of the sale as accounts receivable. This accounting treatment of the transaction was not in accordance with the provisions of SAB No. 104 and the Company has restated the consolidated financial statements to appropriately reflect the transactions. In the restated consolidated financial statements, the Company recorded the deposit made to the vendor as an other asset, recorded payment made by their customer as deferred revenue and has reversed all revenue, cost of sales, accounts receivable, allowance for doubtful accounts and accounts payable previously recorded. The Company then determined the deposit made to the vendor was not realizable and expensed the $250,000 in the consolidated statements of operations and comprehensive loss. Accordingly, in connection with the restatement adjustments, the Company has appropriately reversed the revenue recognized. In addition, the Company determined that certain other transactions were improperly accounted for as of December 31, 2006. These include payments made on behalf of the Company by its Chariman to a potential acquisition target, the proper recording of depreciation expense on a building sold during the year and the valuation of inventories held at year-end.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the restated consolidated financial statements and related notes, which are included herein. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated in the forward-looking statements.

OVERVIEW

On July 12, 2007, the Company's Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2006. The audited consolidated financial statements included in this annual report reflect all adjustments we have made to our audited consolidated financial statements for the year ended December 31, 2006 as a result of the restatements. Specifically, we strongly encourage you refer to Footnote 12 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS in the accompanying audited consolidated financial statements. We have used the restated amounts in the comparative discussion for 2006 that follows.

The Company is organized under the laws of the State of Nevada. The Company is in the process of developing and producing innovative energy management and electronic technology with the intent to license and sell such products and technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In January 2004, the Company completed a reverse merger transaction in which it acquired the assets that form the foundation of its existing business operations.

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

EPOD provides commercial and industrial power users with power storage systems. EPOD can assist with increased power quality and reliability, reduced power costs and new power sales revenue. For grid-power users, EPOD’s EMT ("Energy Management Technology") power storage system allows a company to buy and store inexpensive, off-peak power for next-day peak-power demand or back-up power requirements. The EMT’s peak-shaving and virtual load-shifting benefits dramatically reduce or eliminate demand and standby charges while increasing power quality and reliability. For partial onsite power users, the EMT power storage system allows a Company to further reduce grid-based power costs by increasing the output of the on-site power generation assets. The installation of an EMT storage unit allows a company to operate DG or CoGen hardware during off-peak hours, storing this power for next-day use and increasing the useful output of its capital assets.

EPOD offers three management and conversion products. (i) The EPOD rectifier is an AC-continuous waveform current converted to DC-power with less than 4% power loss. Traditional rectifiers average 70-71% efficiency, whereas the EPOD rectifier is 96% efficient. EPOD's advanced rectifier design represents a new benchmark for rectifier efficiency. (ii) The EPOD inverter has been designed to allow for DC power to be converted to AC power on the order of 95% efficiency. (iii) The EPOD power controller significantly increases a battery's useful output. When a DC-power supply is used in a circuit utilizing the patent-pending EPOD power controller, the controller will manage and maintain the voltage at a higher potential by creating an energy reservoir from the energy that is normally consumed by the circuit whenever the circuit is turned on. This reservoir of energy holds the circuit voltage higher than if a battery, for example, was used without the EPOD power controller in the circuit. The ability of the power controller to maintain higher circuit voltage throughout the battery discharge curve equals more power available to do more work. In independent engineering tests, the batteries using the EPOD power controller increased the overall useful work completed by the battery by up to 30%. The Company is also developing other innovative products with synergetic technologies.

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

In 2005, the Company entered into a business relationship with CompMess GmbH & Co. KG ("CompMess"), a German automated equipment and electronics manufacturer to construct its first commercial solar power system in Germany, utilizing the EPOD Solar Inverter, EPOD EMT Power Storage System and photovoltaic panels. In April of 2006, EPOD's first commercial-scale solar power installation began generating renewable energy for sale to the local electric utility under a 20-year power purchase agreement with the German government. The system, installed by EPOD has an estimated lifespan of 40-plus years. The power purchase agreement is part of a federal government energy program in Germany whereby residential, commercial, and industrial power users are encouraged to utilize renewable energy to reduce, and ultimately eliminate, Germany's dependence on fossil fuel-based and nonrenewable power. As both electric power demand and prices continue to increase, it is Management's opinion that demand for EPOD's solar power systems will grow correspondingly. The Company intends to construct, own, and operate many such commercial solar power systems under similar power purchase agreements with local and regional utilities in Germany, and elsewhere in the European Union.

On July 10th, 2006 EPOD entered into an agreement to acquire 51% the share capital of CompMess. The Company has not yet been registered as the holder of this interest, but has retained corporate and tax advisors in Germany to assist in the completion of remaining outstanding issues regarding its interest in CompMess, along with the Company's other German assets.

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

Further to the Company's plans to increase its solar panel manufacturing capacity, the Company intends to construct a solar panel manufacturing facility in Kelowna, B.C. An estimated five megawatts of production capacity is contemplated. The Company has agreed in principle to the purchase of 10,000 feet of factory space from a related party vendor, with completion subject to financing and other conditions.

The addition of solar panel manufacturing capacity will allow EPOD to further vertically integrate its solar power operations, and substantially increase the Company's solar panel output. This manufacturing capacity and increased solar panel output will also enable EPOD to maximize its solar power system sales and integration in the Province of Ontario,. The Ontario Power Authority and the Ontario Energy Board recently announced the creation of the Standard Offer Program a renewable energy feed-in tariff initiative. The Standard Offer Program will pay EPOD and other solar power generators $0.42 CAD per kilowatt-hour under what is anticipated to be a 20-year power purchase agreement. Given the Ontario government's increased support of solar energy through the Standard Offer Program, EPOD intends to aggressively pursue solar system sales in the Ontario market effective immediately.

In anticipation of significant expansion in capacity and revenues, in 2006 and beyond, the Company also hired a new CFO, Frank Wisehart, to oversee this next stage of growth for the Company. Mr. Wisehart took over from Mr. George Drazenovic in April of 2006.

In the second quarter of 2006, the Company entered into an agreement to purchase certain assets plus a 75% interest from ISE Solar LLC ("ISE"), a US based company, for $500,000. The assets consisted of inventory for resale. While EPOD advanced to ISE $250,000 of the amount owing, EPOD did not take possession of the assets or any interest in ISE. The parties have since agreed to amend the terms of their business arrangement such that all further rights and obligations of the parties in respect of the original agreement are terminated, but EPOD will be entitled to a licence to use ISE’s proprietary technology for solar applications for no additional consideration and ISE agrees to perform consulting services through ISE principals at a fixed fee for service rate. The terms and conditions of this revised business relationship are subject to completion of definitive documentation; however, the Company is in negotiations to include the deposit in the amended agreement. The Company has expensed the amount as it is unsure of the outcome of the negotiations.

In July of 2006, the Company sold a 3-kilowatt solar power system, including an EPOD power storage unit, to an electrical contractor in Kelowna, British Columbia. The EPOD solar power and storage system will serve as the principal source of electric power for the residential customer, and will be grid-tied with the local utility being used to supplement the clients' power needs.

On August of 2006, the Company entered into an agreement to sell a five (5) megawatt solar panel manufacturing plant to Ditec Automation Group of Mexico City, Mexico. Valued at $17 million, the agreement is subject to Ditec financing and has been approved by the majority of the Board.

On March 27, 2007, the Company signed a Share Purchase/Share Sale Agreement for the acquisition of Mill Creek Developments Ltd., a land development company based in Kelowna, British Columbia, Canada. Pursuant to the Agreement,EPOD agreed to purchase all of the shares of Mill Creek Developments Ltd. for a combination of cash and shares. An amendment to the agreement on August 24, 2007 established the amount of consideration payable by the Company at $10,000,000 CAD in cash plus 34,000,000 shares. To date, the Company has forwarded payment of $1,600,000 CAD. In order for the Company to close the transaction, additional funding will be required.

The Company’s research and development initiatives remain strong. In September 2005, the Company announced that it will continue to aggressively pursue the development of alternative power storage solution to conventional lead-acid batteries for large-scale commercial/ industrial applications. Building on its original technology development agreement with the University of British Columbia’s Department of Electrical and Computer Engineering, successful results from EPOD's phase I feasibility study have resulted in the decision to pursue phase II of the project to fully develop version one of the Company's supercapacitor-based battery. Laboratory test units, as well as larger scale prototypes, will be built and tested in various renewable energy and emergency back-up power applications during Q4 2006 and due to some technical delays, will continue on into 2007. The prototype units are to be built by EPOD's collaborative research agreement partner, the Molecular Mechatronics Group at the University of British Columbia's Department of Electrical and Computer Engineering.

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

The Company has also researched, developed and successfully produced a low power, single cell, vanadium redox battery, and, in a joint research and technology development effort between EPOD and Barrett Engineering Inc. of San Diego, California, completed the successful conversion and testing of a hydrogen-fueled motor, successfully converting a Honda GX160 gasoline-fueled motor to operate using hydrogen. Testing is continuing on both of these technologies.

In October 2005, the Company announced a pilot project with Canada's second largest wind power developer to test EPOD's proprietary power storage system, the EMT. The Company is currently waiting for development funds to complete the prototype. Developed specifically to store commercial volumes of electric power for later use or resale, the pilot will utilize the EMT to capture and store up to 100% of wind power generated during off-peak periods for resale to the power grid during peak demand. Through the use of the Company’s patent-pending power management and power conversion technology, the efficient and cost-effective storage of wind power in the EMT allows wind power developers to offer guaranteed volumes of power at fixed times, and hence remove the single largest obstacle to the commercial adoption of large-scale wind power. Successful results of the pilot test will enable the Company to expand its marketing and business development initiatives through North America and Europe.

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

On September 19, 2007, the Company secured a 350 kilowatt solar farm installation in Falkenau, Germany. Under German law, the Company will receive approximately $0.65 per kilowatt hour of solar electricity produced over the next 20 years.

On October 2, 2007, the Company obtained a lease over a property in Bonkestl, Germany, on which it intends to immediately develop and install a 650 kilowatt solar power facility on the property, with completion of installation scheduled for the end of January 2008. Under German law, all power production will be sold to the German government under a 20 year fixed power purchase tariffs.

The Company's current principal place of business is located at 5 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9. It has developed 2,500 square feet of leased office space in Kelowna, British Columbia to house its corporate headquarters and for laboratory research and development. The dedicated executive office and laboratory space allows the Company to consolidate its product development and administrative efforts under one roof while providing much needed space for additional staff and future growth. Additionally, the new facility will increase research and development security, laboratory efficiency, and, in the short term, reduce administrative overheads.

The Company’s common stock is quoted on the pink sheets. Its website is located at www.epodinc.com.

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

Impairment of long-lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment on an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. At December 31, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

Foreign Currency

The U.S. dollar is the functional currency of the Company. Monetary Assets and liabilities of the foreign subsidiaries denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

The Canadian dollar is the functional currency of the Canadian subsidiaries and the Euro is the functional currency of the German Subsidiary.

Fair Value of Equity Instruments

The Company accounts for its equity based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R) and Emerging Issues Task Force ("EITF") 96-18A. The Company uses fair value based method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company utilizes the Black-Scholes valuation model to calculate the fair value of options issued for payment of services. The parameters used in such valuations include a risk free rate of 4.0%, the assumption that no dividends are paid, exercise periods of two to five years, and a volatility factor of 127%, in accordance with SFAS No. 123(R).

Revenue Recognition

The Company recognizes revenue from sales in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under the provisions of SAB No. 104, the Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or product has been shipped, the seller’s price to the buyer is determinable, and collectability is reasonably assured. The Company records any cash advances received from customers as deferred revenue when all criteria for revenue recognition have not yet been met.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenue (restated). The Company had operating revenues totaling $21,599 compared to no operating revenues from inception through December 31, 2005.

General and Administrative Expenses (restated); Legal and Professional Expenses; Research and Development. The Company incurred general and administrative costs and legal fees during the year ended December 31, 2006 of $878,463 and $142,686 respectively, compared to $1,585,150 and $295,580 during the year ended December 31, 2005. Additionally, the Company incurred research and development costs of $162,958 during the year ended December 31, 2006 and $349,986 during the year ended December 31, 2005. The Company attributes the decline in expenses in 2006 to the fact that it incurred many one-time expenses in 2005 pertaining to the establishment of the Company. The Company expects general and administrative expenses to increase during fiscal year 2007 as the Company continues to expand operations and increases its employee base.

Write-off of Deposits. The Company recorded $250,000 as an expense as a result of the uncollectibility of deposits made during the year.

Loss on Extinguishment of Related Party Debt. The Company recorded $1,400,000 as an expense as a result of converting shareholder advances to restricted common shares.

Net Loss. Mainly as a result of the above, the Company sustained a net loss of $2,950,887 for the year ended December 31, 2006, and a net loss of $2,289,233 for the year ended December 31, 2005.

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

Cash Position. As of December 31, 2006, the Company had cash of $6,948 and current liabilities of $1,751,000.

Operating Activities (restated). During the year ended December 31, 2006, the Company had negative cash flows from operating activities of $95,924 and recorded a net loss of $2,950,887. At December 31, 2006, the Company had an accumulated operating deficit of $6,517,173.

Financing Activities (restated). From inception to December 31, 2006, the Company received advances from shareholders as a source of funding. On August 31, 2006, an agreement was made with a director and shareholder to convert $1,000,000 of shareholder advances to 25,000,000 restricted common shares. As a result of this transaction, $1,400,000 has been recorded as a loss on extinguishment of related party debt based on the excess fair value of the share price as of the date of the conversion. In addition, during the period from inception to December 31, 2006, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. The loan agreement is non-interest bearing and has no stated maturity date. In 2005, the Company entered into two promissory notes totaling $195,000 with a shareholder, maturing in 2015, with interest accruing at 5% on the unpaid principal. The Company entered into three additional promissory notes with directors and their related parties totaling $197,057 of which $27,540 was repaid in December 2006. The loans bear interest at 10%, calculated semi-annually. Principal and interest are due upon demand. The lender has the option of converting the loans to EPOD common stock at a price of $1.00 within 5 years.

Future Capital requirements. The Company has no positive working capital and minimal revenue generating operations. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

OUTLOOK

The Company has experienced a loss from operations during its development stage as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2006, the Company has incurred an accumulated deficit of $6,517,173. In addition, the Company has no significant physical assets, no working capital, no revenue generating operations and a stockholders’ deficit. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company's current cash balance as of December 31, 2006 was $6,948. In order to advance its business plan to the next phase, the Company will need to raise additional capital. For the twelve-month period subsequent to December 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $100,000 per month. The anticipated source of these funds will be from operational revenues and private placement of its equity securities. The Company continues to pursue financing through several different sources. These financing efforts if they are successful should allow the Company to pursue its business and marketing plan more aggressively, however, the Company makes no representations regarding the success of these negotiations.

The Company has raised $4,409,000 in capital through private placements and an additional $1,600,000 in capital from a director subsequent to December 31, 2006.

If no additional funding is received, the Company will be forced to rely on additional funds loaned by the officers and directors. The officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be primarily unable to move its business plan forward, and would, instead, delay all cash intensive activities. Should the Company be unable to raise additional financing, it cannot assure that it would be able to maintain operations.

As a result of the above, our independent registered public accounting firm has issued a "going concern" modification on its November 13, 2007 report on our December 31, 2006 consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
EPOD International Inc.

We have audited the accompanying consolidated balance sheet of EPOD International Inc. (a development stage company) (the "Company") as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the cumulative data from July 11, 2003 (inception) to December 31, 2005 in the consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows, which were audited by other auditors whose report dated April 11, 2006, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company's ability to continue as a going concern) has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from July 11, 2003 (inception) to December 31, 2005 is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPOD International Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended and for the period from July 11, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring losses from operations since inception and has a deficit accumulated during the development stage at December 31, 2006. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

Also, as described in Note 12, the accompanying consolidated financial statements for the year ended December 31, 2006 have been restated.

KMJ CORBIN & COMPANY LLP
Irvine, California
November 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EPOD International Inc.
Kelowna, British Columbia

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of EPOD International Inc., (a development stage enterprise) for the year ended December 31, 2005 and for the period of July 11, 2003 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for year ended December 31, 2005 of EPOD International Inc. and for the period of July 11, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 11, 2006

EPOD INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS	(Restated)
(See Note 12)
CURRENT ASSETS
Cash	$6,948
Accounts receivable and prepaid expenses	48,138
Note receivable	32,540
Inventories	49,114
Total Current Assets	136,740

PROPERTY, PLANT AND EQUIPMENT, NET	193,670

OTHER ASSETS
Intellectual property, net	37,643
Deposits	26,533
Total Other Assets	64,176

TOTAL ASSETS	$394,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$446,817
Compensation payable	393,660
Due to shareholders and related parties	445,279
Deferred revenue	429,220
Accrued interest payable	36,024
Total Current Liabilities	1,751,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.0005 par value; 200,000,000 shares authorized,
72,811,424 shares issued and outstanding	36,406
Common stock issuable (333,478 shares)	131,196
Discount on common stock	(21,270)
Stock options and warrants	1,675,806
Additional paid-in capital	3,348,081
Accumulated deficit during the development stage	(6,517,173)
Accumulated other comprehensive loss	(9,460)
Total Stockholders' Deficit	(1,356,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$394,586

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

EPOD INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended	Period from
	December 31,	December 31,	Inception to
	2006	2005	December 31, 2006
	(Restated)		(Restated)
	(See Note 12)		(See Note 12)

REVENUE	$21,599	$-	$21,599

COST OF SALES	62,447	-	62,447

GROSS LOSS	(40,848)	-	(40,848)

OPERATING EXPENSES
General and administrative	878,463	1,585,150	3,272,560
Research and development	162,958	349,986	725,746
Legal and professional	142,686	295,580	653,365
Depreciation and amortization expense	26,460	12,598	39,492
Total Operating Expenses	1,210,567	2,243,314	4,691,163

LOSS FROM OPERATIONS	(1,251,415)	(2,243,314)	(4,732,011)

OTHER INCOME (EXPENSE)
Other income	5,956	6,186	12,542
Gain on sale of assets	5,809	-	5,809
Interest expense	(28,901)	(19,841)	(48,742)
Write off of deposits	(250,000)	-	(250,000)
Loss on extinguishment of related party debt	(1,400,000)	-	(1,400,000)
Foreign currency transaction loss	(32,336)	(32,264)	(104,771)
Total Other Expense, Net	(1,699,472)	(45,919)	(1,785,162)

LOSS BEFORE TAXES	(2,950,887)	(2,289,233)	(6,517,173)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(2,950,887)	(2,289,233)	(6,517,173)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	15,388	(12,603)	(9,460)
			-
NET COMPREHENSIVE LOSS	$(2,935,499)	$(2,301,836)	$(6,526,633)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	58,324,631	47,540,332

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

EPOD INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Issuable		Discount		Other	Total
	Number		Paid-in	Common	Stock Options	on Common	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Stock	and Warrants	Stock	Deficit	Income (Loss)	Equity (Deficit)

Common stock issued for cash on July 11, 2003	14,400	$7	$-	$-	$-	$(5)	$-	$-	$2
Common stock issued for services	35,985,600	17,993	-	-	-	(12,995)	-	-	4,998
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(12,245)	(12,245)
Net loss for period ended December 31, 2003	-	-	-	-	-	-	(187,460)	-	(187,460)
Balance, December 31, 2003	36,000,000	18,000	-	-	-	(13,000)	(187,460)	(12,245)	(194,705)

Reverse acquisition and recapitalization	10,560,000	5,280	-	-	-	(8,270)	-	-	(2,990)
Common stock issued for services at $0.37 - $1.29 per share	180,630	90	119,915	-	-	-	-	-	120,005
Options issued for services	-	-	-	-	358,700	-	-	-	358,700
Options issued to directors for services	-	-	-	-	139,139	-	-	-	139,139
Net loss for year ended December 31, 2004, as restated	-	-	-	-	-	-	(1,089,593)	-	(1,089,593)
Balance, December 31, 2004 (Restated)	46,740,630	23,370	119,915	-	497,839	(21,270)	(1,277,053)	(12,245)	(669,444)

Options issued for services	-	-	-	-	1,049,381	-	-	-	1,049,381
Common stock issued for services at $0.73 - $1.34 per share	223,355	112	243,013	-	-	-	-	-	243,125
Common stock issuable for services at $0.73 - $1.34 per share	-	-	-	58,308	-	-	-	-	58,308
Common stock/warrants issued for cash at $0.75	510,867	255	293,395	-	89,500	-	-	-	383,150
Common stock issued for cash at $0.75	44,000	22	32,977	-	-	-	-	-	32,999
Beneficial conversion on loans	-	-	-	-	12,686	-	-	-	12,686
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(12,603)	(12,603)
Net loss for year ended December 31, 2005	-	-	-	-	-	-	(2,289,233)	-	(2,289,233)
Balance, December 31, 2005	47,518,852	23,759	689,300	58,308	1,649,406	(21,270)	(3,566,286)	(24,848)	(1,191,631)

Options issued for services	-	-	-	-	181,807	-	-	-	181,807
Common stock issued for services at $0.15 - $0.82 per share	292,572	147	115,874	-	-	-	-	-	116,021
Common stock issuable for services at $0.15 - $0.82 per share	-	-	-	72,888	-	-	-	-	72,888
Warrants expired	-	-	18,100	-	(18,100)	-	-	-	-
Options expired	-	-	137,307	-	(137,307)	-	-	-	-
Common stock issued for shareholder advances at $0.04 per share with a fair value of $0.056	25,000,000	12,500	2,387,500	-	-	-	-	-	2,400,000
Foreign currency translation gain	-	-	-	-	-	-	-	15,388	15,388
Net loss (restated - see Note 12)	-	-	-	-	-	-	(2,950,887)	-	(2,950,887)
Balance, December 31, 2006 (restated - see Note 12)	72,811,424	$36,406	$3,348,081	$131,196	$1,675,806	$(21,270)	$(6,517,173)	$(9,460)	$(1,356,414)

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

EPOD INTERNATIONAL INC.
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Period from
	December 31,	December 31,	Inception to
	2006	2005	December 31, 2006
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:	(See Note 12)		(See Note 12)
Net loss	$(2,950,887)	$(2,289,233)	$(6,517,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,460	12,598	39,492
Common stock issued for services and expenses	170,409	301,433	596,842
Loss on extinguishment of related party debt	1,400,000	-	1,400,000
Gain on sale of land and building	(5,809)	-	(5,807)
Write off of deposits	250,000	-	250,000
Stock based compensation	181,807	1,049,381	1,729,027
Changes in assets and liabilities:

Accounts receivable and prepaid expenses	34,730	(61,676)	(24,638)
Inventories	15,515	(64,629)	(49,114)
Accounts payable	180,556	166,630	446,817
Accrued interest payable	28,863	7,161	36,024
Compensation payable	143,212	150,752	393,660
Deferred revenue	429,220	-	429,220
Net cash used in operating activities	(95,924)	(727,583)	(1,280,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(268,750)	(347,714)
Note receivable	(32,540)	-	(32,540)
Proceeds from sale of subsidiary	-	-	85
Deposit on acquisition of subsidiary	(273,279)	-	(273,279)
Acquisition of equipment	(18,427)	(117,232)	(138,152)
Acquisition of patents	(6,451)	(33,770)	(40,221)
Proceeds from sale of land and buildings	248,602	-	248,602
Acquisition of land and buildings	(85,118)	(250,557)	(335,675)
Net cash used in investing activities	(167,213)	(670,309)	(918,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock/warrants issued for cash	-	416,149	416,149
Repayment of related party borrowings	(566,436)	(153,199)	(755,238)
Proceeds from related party borrowings	820,940	1,134,913	2,542,439
Net cash provided by financing activities	254,504	1,397,863	2,203,350

NET INCREASE (DECREASE) IN CASH	(8,633)	(29)	3,806

Effect of exchange rate changes on cash	15,388	-	3,142

CASH, BEGINNING OF PERIOD	193	222	-

CASH, END OF PERIOD	$6,948	$193	$6,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,901	$-	$28,901
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion of shareholder advances	$-	$12,686	$12,686
Common stock issued for services and expenses	$-	$301,433	$426,435
Stock based compensation	$-	$1,049,381	$1,547,220
Issuance of common stock for conversion of shareholder advances	$1,000,000	$-	$1,000,000
Reversal of shareholder advances to CompMess	$344,460	$-	$344,460

See report of independent registered public accounting firm and accompanying notes to the consolidated financial statements.

EPOD International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

EPOD International Inc. (the "Company" or "EPOD") is organized under the laws of the State of Nevada. The Company was organized to develop, produce, license and sell innovative energy management and electronic technology. It currently owns the worldwide rights to certain patent-pending technology that improves the efficiency of electrical power usage. In January 2004 the Company completed a reverse merger transaction in which it acquired the assets that form the foundation of its existing business operations (see Note 5).

The Company has been in the development stage through December 31, 2006.

On July 12, 2007, the Company's Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2006 due to improper accounting of certain transactions (see Note 12). The accompany consolidated financial statements for the year ended December 31, 2006 have been adjusted to correct such improprieties.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As of December 31, 2006, the Company has incurred net losses exceeding $6,500,000. At December 31, 2006, the Company has limited cash resources, a working capital deficiency, and an accumulated deficit during the development stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern and its ability to meet its obligations as they come due is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

For the year subsequent to December 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be $100,000 per month. The anticipated source of these funds is a private placement of its equity securities. Management has established plans to seek new capital from new equity securities issuances in order to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan (see Note 11).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), and have been consistently applied in the preparation of the consolidated financial statements.

Accounting for Shareholder Advances with Beneficial Conversion Features

Following guidance of Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company recorded the excess value of the stock issued in exchange for advances payable as a beneficial conversion feature. The value of the beneficial conversion feature is recorded on the consolidated statement of operations as an expense.

In accordance with EITF No. 98-5, "Accounting for Convertible Securities" and EITF No. 00-27, the amount of beneficial conversion is determined at the issuance date of the common stock as the difference between the price at which the stock was granted and the fair market value at the date of conversion (See Notes 5 and 8).

Accounting for Warrants

As a result of the conversion of shareholder advances to common stock on August 31, 2006 (see Note 5), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. Therefore, under the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," as a result of the conversion, the Company would have been required to classify all non-employee options and warrants as derivative liabilities; however, the estimated fair value of the non-employee options and warrants on August 31, 2006 and December 31, 2006 is insignificant to the consolidated financial statements.

Basic and Diluted Net Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2006, basic and diluted net loss per share was the same, as inclusion of common stock equivalents would be anti-dilutive. At December 31, 2006, the Company has a total of potentially dilutive shares of 1,709,988 shares that would be issued if all options and warrants were exercised.

Concentration of Risk

The Company and its wholly owned subsidiaries maintain cash in four business checking accounts in a Canadian bank, two which are denominated in Canadian currency and two in U.S. currency. The Canadian funds are insured by the Canada Deposit Insurance Corporation ("CDIC"). The funds held in U.S. currency by Canadian banks are not insured. The Company also holds minimal funds in a German bank. The Company's sales during the year were to one customer.

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company’s foreign currency translation to be included in comprehensive income (loss).

Estimates

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among others, valuation of inventories and deferred tax assets, the realizability of accounts receivable and long-lived assets and the fair value of common shares and options granted for services.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued liabilities, and amounts due to related parties. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, except for the land, which is not depreciated. For purposes of computing depreciation, the useful lives of the property and equipment are as follows:

Storage Equipment	10 years
Power Generator	25 years
Equipment	10 years
Computer Equipment	3 years
Office Equipment	5 years
Leasehold Improvements	5 years
Building	25 years

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Major renewals and improvements are charged to the asset accounts, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time that property and equipment are retired or otherwise disposed of, the asset and its related accumulated depreciation accounts are relieved of the applicable amounts, and gains or losses are credited or charged to income.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment on an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: EPOD Corporation, a Bahamian corporation; EPOD Industries Inc., a Canadian corporation; EPOD Renewable Utilities Inc. an inactive Canadian corporation; and EPOD Erneuerbare Energien GmbH, a German corporation. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassification

Certain amounts in the period ended December 31, 2005 have been reclassified to conform with the December 31, 2006 presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or net losses presented, other than those described in Note 12.

Revenue Recognition

The Company recognizes revenue from sales in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under the provisions of SAB No. 104, the Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or product has been shipped, the seller’s price to the buyer is determinable, and collectability is reasonably assured. The Company records any cash advances received from customers as deferred revenue when all criteria for revenue recognition have not yet been met.

Stock-Based Compensation

At December 31, 2006, the Company had no employee stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies," ("SAB No. 107") relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). Under the fair value method, stock-based compensation expense was recognized in the Company's consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006, of 0% was based on the Company granting immediately exercisable options during the year ended December 31, 2006. The estimated pricing term of option grants for 2006 was five years. In the Company's periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The fair value of options granted was estimated using the following weighted-average assumptions:

	2006	2005
Stock options:
Expected term (in years)	5.0	2.0-5.0
Expected volatility	97%	44%-171%
Risk-free interest rate	3.55%	4.00%
Dividend yield	-	-

A summary of employee and director option activity as of December 31, 2006 and changes during the year then ended, is presented below:

	December 31, 2006
	Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding and exercisable at January 1, 2006	1,604,523	$0.82
Options granted	1,159,988	$1.00
Options forfeited	-	$-
Options exercised	-	$-
Options outstanding and exercisable at December 31, 2006	2,764,511	$0.90	2.0	$-

The weighted-average grant date fair value of options granted to employees and directors during 2006 was $0.14 per option. Upon the exercise of options, the Company issues new shares from its authorized shares.

As of December 31, 2006, there was $0 of total unrecognized compensation cost related to employee and director stock option compensation arrangements.

As a result of adopting SFAS 123(R) on January 1, 2006, there was no change on the Company's loss before provision for income taxes and net loss for 2006. As the Company was previously accounting for options granted to employees and directors under the fair value provisions of SFAS 123, basic and diluted net loss per share for 2006 was not affected by the adoption of SFAS 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the year ended December 31, 2006, net of estimated forfeitures, which was allocated as follows:

Year
Ended
December 31,
2006
Stock-based compensation expense included in:
General and administrative	$167,130

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

Foreign Currency

The U.S. dollar is the functional currency of the Company. The Canadian dollar is the function of currency of the Canadian subsidiaries and the Euro is the functional currency of the German subsidiary. Canadian and German bank accounts are maintained and are translated using the exchange rate in effect at the balance sheet date. Assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. Unrealized gains and losses on the Company’s foreign currency translation are included in comprehensive income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company is scheduled to adopt SFAS No. 159 in the first quarter of 2008, and does not expect it to have a material impact on its consolidated financial position and consolidated results of operations or cash flows.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation:

December 31, 2006
Storage Equipment	$4,720
Power Generator	38,800
Equipment	11,539
Computer Equipment	11,133
Office Equipment	3,715
Leasehold Improvements	67,813
Building	6,548
Land	78,570
Total Cost	222,838

Less Accumulated Depreciation	(29,168)

Total Net Property and Equipment	$193,670

Depreciation expense for the years ended December 31, 2006 and 2005 is $24,378 (as restated – see Note 12) and $12,101 respectively.

On June 30, 2006, land and building with a historical net book value of $242,773 was sold to an unrelated party for $248,602 and a gain on sale of $5,809 was recorded.

NOTE 4 – INTELLECTUAL PROPERTY

In 2006, $6,451 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straight-line basis. Depreciation expense for the years ended December 31, 2006 and 2005 is $2,082 and $497 respectively. Accumulated amortization was $2,578 and $497 at December 31, 2006 and 2005, respectively. The following table presents expected future amortization of patent costs for each of the next five years:

2007	$2,366
2008	2,366
2009	2,366
2010	2,366
2011	2,366
Thereafter	25,813
Total amortization	$37,643

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company is authorized to issue 200,000,000 shares of $0.0005 par value common stock (as amended subsequent to December 31, 2006, see Note 11). Each share of stock is entitled to one vote at the annual shareholders’ meeting. On September 20, 2004, the Company completed a two-for-one stock split of its common stock. Prior to the date of the stock split, 23,334,000 shares were outstanding at a par value of $0.001. Subsequent to the stock split, 46,668,000 shares of common stock were outstanding. All references to common stock shares in these consolidated financial statements and notes have been restated to reflect this stock split.

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

During the year ended December 31, 2005, the Company entered into an agreement with Stepp Law Group to act as an escrow agent on its behalf, whereby the Company offered for sale only to persons who are not "U.S. persons," as the term defined by the provisions of Regulation S, securities of the Company for private placement for a total offering amount of as much as $1,500,000 (2,000,000 units) on a "best efforts" basis. Purchasers of the units received, as a unit, one share of the Company’s common stock, one non-transferable warrant to purchase one share of common stock until May 17, 2006 at an exercise price of $1.50 per share and one non-transferable piggyback warrant to purchase one share of common stock until May 17, 2007 at an exercise price of $2.00 per share. The offer and sale of units are not be registered pursuant to the Securities Act, but rather is made privately by the Company, pursuant to that exemption from registration provided by provisions of Regulation S. In total 510,867 units for $383,150 have been subscribed to through the private placement, with common shares valued at $293,650, warrants valued at $18,100 and piggyback warrants at $71,400. All shares have been issued. As of December 31, 2006, the warrants valued at $18,100 expired. The piggyback warrants expired in May 2007.

During the year ended December 31, 2005, an unaffiliated individual provided legal and consulting services valued at $78,644 to the Company in exchange for 67,500 shares of the Company’s common stock.

During the year ended December 31, 2005, an unaffiliated individual provided services valued at $49,556 to the Company in exchange for 44,880 shares of the Company’s common stock.

On June 30, 2005, the Company issued 40,000 of the Company’s common stock valued at $52,000 to a law corporation in lieu of payment of outstanding invoices for business services and advice.

During the third quarter of 2005, 44,000 shares of common stock were provided to a related party in exchange for cash of $33,000 (See Note 8). As of December 31, 2006, none of these shares have been administratively issued.

During the last quarter of 2005, the Company authorized the issuance of 3,413 shares valued at $3,844 to an unaffiliated individual in return for legal services.

During the year ended December 31, 2005, the Company adopted a consultant stock plan, the purpose of which is to help obtain and retain consulting services upon which the Company is dependent, by offering such persons the opportunity to become owners of capital stock of the Company. The plan is to be administered by a Plan Committee consisting of two or more members of the board. The term of the plan is ten years from its effective date. Eligible persons for awards are consultants, excluding those in connection with the provision of any services incident to the raising of capital or promotion or maintenance of a market for the Company’s securities. The maximum number of shares authorized by the plan is not to exceed 450,000. The granting of any awards under the plan is to be in writing. The awards can be made as a bonus or reward for past services, the value of which will be the fair market value of the awarded shares on the date of grant, or for compensation of services the value of which may not be less than 70% of the fair market value of the awarded shares on the grant date. Awards are non-transferable. As of December 31, 2006, 200,518 shares have been effectively issued from the plan as follows:

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

3.      During year ended December 31, 2005, 25,878 shares valued at $30,287 were issued to an unaffiliated consultant for services provided. An additional 19,629 shares were issued through the stock consultant plan for shares issued and work completed in 2004.

On June 30, 2006, 300,000 shares were issued to an independent consultant with a one-year contract ending March of 2007 as an advance payment for the providing marketing, sales and communications services over the contract term. As of December 31, 2006, 54,000 of these shares have not been administratively issued. The value of the shares on the date of the agreement was $111,000, of which $92,500 was expensed in the accompanying consolidated statement of operations and $18,500 was included in prepaid expenses in the accompanying consolidated balance sheet.

The Company has an ongoing agreement to provide $4,273 monthly in shares to an unaffiliated individual for services provided. During the year ended December 31, 2006, the individual earned 212,723 shares of common stock valued at $52,909, and at December 31, 2006 a total of 235,478 shares have not been administratively issued.

On August 31, 2006, the Company entered into an agreement with a related party (see Note 8) to convert shareholder advances to the Company’s common stock. As a result, the related party received 25 million restricted shares.

On September 30, 2006, a resolution was approved by the Board of Directors for the Company to buy back up to 10,000,000 shares of common stock from its public held float at market prices. The buy back can be initiated at management’s discretion.

NOTE 6 – COMMON STOCK OPTIONS AND WARRANTS

Executive Compensation

On July 1, 2004, the Company entered into an agreement with the president of the Company which included an option to purchase shares as of July 31, 2004, 2005, and 2006, in an amount equal to 1% of the number of shares outstanding on those dates. The shares vest immediately upon grant. During the years ended December 31, 2006 and 2005, 480,110 options at a price of $1.00 per share were granted valued at $60,741 and 471,723 options were granted valued at $477,212, respectively.

On July 1, 2006, the Company granted its chief financial officer an option to purchase shares at a price of $1.00 per share as of July 1, 2006, in an amount equal to 1% of the number of shares outstanding on that date. The options vest immediately upon grant. During the year ended December 31, 2006, 479,878 options were granted valued at $44,448.

Non-Executive Compensation

On January 21, 2004, the Company’s board of directors approved the reservation of 200,000 shares of common stock for non-executive employee options at a set price of $0.75 per share. The vesting and distribution of such options will be determined by the board. No non-executive options were granted as of December 31, 2006.

Consultant Compensation

On March 15, 2004, the Company entered into a two-year contracting agreement with a law corporation for business services and advice. For each year of the two-year contract, there is an option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year. The stock options vest monthly over the course of each year. The total fair value of the 100,000 options granted as of March 15, 2004 using the Black-Scholes option price calculation was $36,234, $6,039 of which was expensed in 2005 and the remainder in 2004. The total fair value of the 100,000 options granted as of March 15, 2005 using the Black-Scholes Option Price Calculation was $88,060, of which $14,677 was expensed in 2006. All options have vested.

On July 1, 2004, the Company granted to a consultant, for services provided, an option to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. The stock options vest quarterly over the course of one year. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation was $137,307. All options are now expired.

On April 1, 2005, the Company granted to each of two consultants, for services provided, a three-year option to purchase 200,000 shares of common stock each at an exercise price of $0.75 per share. The stock options vested April 1, 2005. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $424,093, all of which have been recorded as of December 31, 2005.

On April 1, 2006, the Company granted to a consultant whose option is classified as employee, for services provided, an option to purchase 200,000 shares of common stock each at an exercise price of $1.00 per share. The stock options vested April 1, 2006. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is 363,573.

None of the stock options outstanding and exercisable at December 31, 2006 were approved by shareholders. All options outstanding are exercisable at a price ranging from $0.75 to $1.00 per share.

Following is a summary of the status of the all options, including employees, directors and consultants during the years ended December 31, 2006 and 2005:

	Number of Shares Under	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2005	982,800	0.75
Granted	971,723	0.90
Exercised	--	--
Forfeited	--	--

Options outstanding at December 31, 2005	1,954,523	$0.82

Granted	1,159,988	1.00
Exercised	--	--
Forfeited	(150,000)	0.75

Options outstanding and exercisable at December 31, 2005	2,964,511	$0.90

Weighted average fair value of options granted in 2005		$0.51

Weighted average fair value of options granted in 2006		$0.15

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006 as follows

2006

Statutory federal income benefit rate	(34.0)%
Loss on extinguishment of related party debt	16.0
Change in valuation allowance and other	18.0
Total	-%

The significant components of the Company’s deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carry forwards	$991,000	$656,052
Stock based compensation	628,000	556,485
Deferred tax asset	1,619,000	1,212,537
Deferred tax asset valuation allowance	(1,619,000)	(1,212,537)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carry forwards of approximately $2,550,000, which expire through 2026. The net change in the allowance account was an increase of approximately $400,000 for the year ended December 31, 2006. The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income and deductions for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards used for income tax reporting.

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. With respect to the remaining deferred tax assets for the year ended December 31, 2006, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to determine that realization of such deferred tax assets is more likely than not to occur.

U.S. deferred income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries at December 31, 2006. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board ("APB") Opinion 23 and will not be remitted to the U.S.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Shareholders and Related Parties

In 2003, the Company entered into a promissory note and loan agreement with a shareholder for $95,000. This note is unsecured, non-interest bearing and has no stated maturity. As of December 31, 2006, the entire balance of principal was still outstanding.

On September 8, 2005, the Company entered into a loan agreement with a director for $42,285 due on demand. The principal amount of the unsecured loan bears interest at 10 percent and calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date, which was expensed during the year ended December 31, 2005. As discussed below, certain of these advances were reversed.

On September 8, 2005, the Company entered into a loan agreement with the wife of a director for $42,285 due on demand. The principal amount of the loan shall bear interest at 10 percent until repaid and calculated semi-annually, not in advance. The lender has the option to convert the cash loan to common stock at a price of $1.00 for a period of five years. A discount on the loan of $6,343 has been recorded calculated with a stock price of $1.15 as of the agreement date, which was expensed during the year ended December 31, 2005. As discussed below, certain of these advances were reversed.

On December 6, 2005, the Company entered into a loan agreement with a company controlled by a director for $108,113 due on demand. The principal amount of the unsecured loan bears interest at 10 percent and is calculated semi-annually. The lender has the option to convert the cash loan to common stock at a price of $1.00 for a period of five years. As discussed below, certain of these advances were reversed.

In 2005, the Company entered into two debt agreements with a shareholder/director. The related promissory notes, for a total of $195,000, are unsecured, mature in 2015, and accrue interest at 5%. As of December 31, 2006, the entire balance of the loan is outstanding and has been recorded as a current liability due to the nature of the shareholder advances and the reversal of the deposits made to CompMess (see below).

On December 15, 2006, the Company entered into a loan agreement with a company controlled by a director for $85,628 with no set repayment terms, including no interest. As discussed below, certain of these advances were reversed.

In connection with the transaction with CompMess (see Note 9), the Company previously recorded amounts paid to CompMess by a shareholder/director as deposits and due to related parties as detailed above. During the year ended December 31, 2006, the Company determined that it did not have a right to the deposits and did not owe any repayment of the amounts to the shareholder/director. As a result, the Company reversed $344,460 of these advances from related parties as detailed above.

From inception to June 30, 2006, the Company received advances from shareholders as a source of funding. On August 31, 2006 an agreement was made with a director and shareholder to convert $1,000,000 of such advances to 25,000,000 restricted common shares (see Note 5). The value of the shares on the date of the agreement was $2,400,000. As a result of this transaction, $1,400,000 has been recorded as a loss on extinguishment of debt on the consolidated statement of operations and an increase to consolidated stockholder’s equity based on excess value of the stock issued in exchange for shareholders advances. After the conversion, the remaining amount of advances received from shareholders was $248,968 at December 31, 2006.

Total interest expense incurred on interest-bearing notes to related parties was approximately $29,000 and $20,000 for the years ended December 31, 2006 and 2005, respectively.

Accounts Payable and Accrued Liabilities

On July 1, 2004, the Company entered into an agreement with a related entity, Roseborough Holdings Inc. for management services. Under the terms of this annual agreement, the Company is charged $102,564 per annum and a $51,282 signing bonus. As of December 31, 2006, $308,988 has been accrued since the inception of the contract.

On August 22, 2005, the Company purchased property from Parmount Holdings Inc., a related entity. The purchase price as per the purchase contract was $250,557, with ownership taken in July 2005. This property was sold in 2006 for a gain of $5,809 (see Note 3).

Equity Transactions

During the year ended December 31, 2005, the Company issued 44,000 shares to a company controlled by a director of EPOD for cash of $33,000, as part of a private placement, at a price of $0.75 per share. At year end, none of the shares have been administratively issued.

During the quarter ended December 31, 2005, the Company authorized the issuance of 50,537 shares to a consultant, who is the brother of a director, valued at $37,902 for payment of services provided. At year end, 33 shares have yet to be administratively issued. In 2005 the consultant was paid $35,897. During 2006 the consultant was paid $30,769. No amounts are owed as of December 31, 2006.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has several contracts with unaffiliated individuals for compensation in return for consulting services. The Company can terminate these contracts without cause with the provision of 90 days notice and payment of all compensation owed to that date.

On April 1, 2005, the Company entered into an agreement with Hydraft Development Services Inc. for management services. On June 8, 2005, notice was provided for termination of the contract. On August 24, 2005, Hydraft filed a lawsuit against the Company in the Provincial Court of Alberta located in Edmonton, Alberta. Pursuant to a ruling signed March 22, 2006, the Company has accrued $22,168 as legally owing. On April 20, 2006, a garnishee notice was delivered to the Canadian Western Bank for collection of $15,385. As of December 31, 2006 this amount continues to be outstanding.

On July 25, 2006, a garnishee order with EPOD International Inc. as the defendant was provided to Canadian Western Bank and the Royal Bank of Canada on behalf of the plaintiff, George Drazenovic, the former chief financial officer of EPOD International Inc. The total amount of the order is $99,667. This amount is being disputed by the Company, which has accrued $83,574 as the maximum amount it expects to be required to pay. During the year ended December 31, 2006, $12,435 was paid and $71,139 remains outstanding, which is accrued in compensation payable in the accompanying consolidated balance sheet.

On May 16, 2006, the Company signed an agreement with The University of New Brunswick to engage in a nonexclusive license to use technology designed by the University to develop and sell products. The Company must pay royalties, which are the greater of 5% of the revenue from product sales or $214 for each product sold. Upon execution of the agreement, the Company must pay $4,273 to the University, and a yearly fee of $4,273 beginning on September 1, 2006 and throughout the agreement until 2010.

On July 1, 2006, the Company agreed in principle to a contract with an individual to provide the services of chief financial officer. As part of the three-year agreement, the individual will receive 1% of the Company’s pre-tax income and 2.5% of any debt or equity financing or sales generated through his efforts.

Leases

On August 19, 2005, the Company entered into a five-year office lease agreement effective on the first day of September 2005. The annual lease payment is equal to the sum of $14,597 plus all applicable taxes. Future minimum lease payments as at December 31, 2006 are:

Year	Amount
2007	$14,597
2008	14,597
2009	14,597
2010	9,732
Total	$53,523

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Other Matters

On July 10th, 2006 EPOD entered into an agreement to acquire 51% of the share capital of Compmess GmbH & Co. KG ("CompMess"), a German manufacturing Company. The company has not yet been registered as the holder of this interest, but has retained corporate and tax advisors in Germany to assist in the completion of remaining outstanding issues regarding its interest in Compmess, along with the Company's other German assets.

The Company was named as a co-defendant in a lawsuit seeking damages of $100,000. Because the lawsuit principally involves a private security sales transaction between two investors and because the Company was not a party to the transaction, the Company has not recorded a liability relating to the lawsuit.

NOTE 10 - ACQUISITION OF ISE SOLAR LLC

In the second quarter of 2006, the Company entered into an agreement to purchase certain assets plus a 75% interest from ISE Solar LLC ("ISE"), a US based company, for $500,000. The assets consisted of inventory for resale. While EPOD advanced to ISE $250,000 of the purchase price but did not take possession of the assets or any interest in ISE. The parties have since agreed to amend the terms of their business arrangement such that all further rights and obligations of the parties in respect of the original agreement are terminated, but EPOD will be entitled to a licence to use ISE’s proprietary technology for solar applications for no additional consideration and ISE agrees to perform consulting services through ISE principals at a fixed fee for service rate. The terms and conditions of this revised business relationship are subject to completion of definitive documentation; however, the Company is in negotiations to include the deposit in the amended agreement. The Company has expensed the amount in the accompanying consolidated statement of operations as it is unsure of the outcome of the negotiations.

NOTE 11 - SUBSEQUENT EVENTS

On March 23, 2007, the Company entered into a loan agreement with Peter Lacey, one of its directors, whereby Mr. Lacey agreed to loan the Company a sum total of $1,600,000 CAD (the "Loan Agreement"), for the purpose of providing the first two payments to Rene Dureault in accordance with the terms of the Purchase Agreement between Mr. Dureault and the Company dated March 27, 2007 (see below). The total sum of the loan was disbursed as follows:

a)

Mr. Lacey disbursed the sum of $600,000 to the Company on March 23, 2007

b)

Mr. Lacey disbursed the sum of $1,000,000 to the Company on June 5, 2007

The Loan Agreement is further evidenced by two promissory notes from the Company to Mr. Lacey, together totalling the principal sum of $1,600,000 (the "Promissory Notes"). The Promissory Notes provide for an annual rate of interest of 4.00%. The first promissory note dated March 23, 2007 ( the "First Note"), is for the principal amount of $600,000 and any accrued, but unpaid, interest on the First Note shall be due and payable on April 1, 2008. The second promissory note dated June 5, 2007 (the "Second Note") is for the principal amount of $1,000,000 and any accrued, but unpaid, interest on the Second Note shall be due and payable on June 1, 2008. The Company may, at any time, prepay the whole or any part of the Promissory Notes without penalty.

Pursuant to the Loan Agreement, the Company issued to Mr. Lacey 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.30 per share (the "Warrant"). The Warrant expires on June 5, 2009. The relative fair value of the warrants will be rewarded as a debt discount and amortized over the life of the loan.

On March 27, 2007 (see below), the Company signed a Share Purchase/Sale Agreement for the acquisition of Mill Creek Developments Ltd. a land development company based in Kelowna, British Columbia, Canada. Under the terms of the share purchase agreement the Company agreed to acquire all of the shares of Mill Creek Developments Ltd. for $12,000,000 CAD in cash and 24,000,000 shares of the Company’s common stock. The Company advanced payment of $1,600,000 CAD in cash. The Company and Rene Dureault signed an Amendment of Purchase Contract ("Amendment"), dated August 24, 2007 revising the modalities of payment. As per the terms of the Amendment, the Company shall pay $10,000,000 CAD in cash and 34,000,000 shares by the closing date of January 4, 2008. In order for the Company to close the transaction, additional funding will be required.

On October 1, 2007, the Company increased its authorized shares of common stock from 75,000,000 to 200,000,000.

On May 9, 2007, ISE and ICP Solar signed a Share Purchase Agreement ("Agreement"). Under the terms of the Agreement, ISE agreed to acquire 85% all of the shares of ICP UK from ICP Solar, in consideration of an aggregate amount of $3 million. On May 10, 2007, ISE and ICP Solar signed an amendment to the Agreement ("Amendment"), revising the modalities of payment. As per the terms of the Amendment, ISE shall pay ICP Solar a total of $1.00 for the shares. In addition, ISE will also pay ICP Solar an amount equivalent to $3,000,000, representing the principal amount on a loan owed to ICP Solar by ICP UK, as follows:

(a)

$500,000 upon signing of the Agreement;

(b)

$500,000 on November 29, 2007;

(c)

The balance shall be repaid as monthly payments for a period of 13.94 months as of January 1, 2008. Each monthly payment shall be equal to $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of ICP Solar, as per the terms of the Agreement.

In October 2007, ISE assigned all right, title and interest in the purchase agreement to EPOD, and EPOD will become the holder of 85% of the issued and outstanding shares in the capital of ICP upon closing of the transaction.

On October 3, 2007, EPOD completed a private placement of common shares pursuant to a transaction originally announced in May 2007. The Company sold approximately 5,000,000 shares at a price of $0.20 per share, for proceeds of approximately $1,000,000.

On October 1, 2007, the Company closed a $3.296 million private placement of units. The Company issued 3,296 units at a price of $1,000 per unit, with each unit comprised of 1,000 warrants and one convertible debenture with a face value of $1,000, an interest rate of 12% and a maturity of 12 months. The convertible debentures (including interest) are convertible into shares of the Company at a price per share of $0.50. The convertible debentures are redeemable by the holders at any time prior to maturity provided that the Company closes an additional round of financing for a minimum amount of $5 million and are redeemable by the Company at any time prior to maturity. The warrants are exercisable into shares of the Company at a price per share of $0.30 with a maturity of 24 months. The Company will record the relative fair value of the warrants and the effective BCF as a debt discount and amortize the discount to interest expense over the life of the debentures. The holders also have an option to exchange all of their debentures and warrants for an interest in the Company's installation facility located in Falkenau, Germany. The percentage of the outstanding securities transferred to the subscriber upon exercise of this option will to be equal to the face value of the convertible debentures plus all accrued interest as against the overall value of the facility based on a valuation of that facility at a price of $3.50 per installed watt hour of production. On October 17, 2007, the Company sold an additional 113,000 units, for gross proceeds of $113,000.

On October 3, 2007, the Company entered into an engagement letter with Blackmont Capital to conduct a mezzanine financing consisting of a best efforts offering of up to $20 million in convertible debenture securities. The terms and conditions of the debentures will be determined in the context of the market upon further negotiation between Blackmont Capital and the Company.

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the year ended December 2006, the Company determined that the manner in which it recognized revenue was not in accordance with SAB 104. The Company entered into an agreement with a vendor in which it was to purchase assets from the vendor. The Company then entered into an agreement to sell these assets. The Company paid a deposit to the vendor in the amount of $250,000, however did not take ownership of the assets. Previously the Company recognized the sale of the assets as revenue and recorded the unpaid portion of the sale as accounts receivable. This accounting treatment of the transaction was not in accordance with the provisions of SAB No. 104 and the Company has restated the consolidated financial statements to appropriately reflect the transactions. In the restated consolidated financial statements, the Company recorded the deposit made to the vendor as an other asset, recorded payment made by its customer as deferred revenue and has reversed all revenue, cost of sales, accounts receivable, allowance for doubtful accounts and accounts payable previously recorded. The Company then determined the deposit made to the vendor was not realizable and expensed the $250,000 in the consolidated statements of operations and comprehensive loss. Accordingly, in connection with the restatement adjustments, the Company has appropriately reversed the revenue recognized. In addition, the Company determined that certain other transactions were improperly accounted for as of December 31, 2006. These include payments made on behalf of the Company by its Chariman to a potential acquisition target, the proper recording of depreciation expense on a building sold during the year and the valuation of inventories held at year-end.

For the payments made to CompMess, the Chairman paid amounts to CompMess as deposits on the potential future acquisition of CompMess. Previously the Company recorded these payments as deposits in other assets on the consolidated balance sheet and increases in shareholder advances. The Company has determined that there is no agreement with the Chairman or with CompMess to transfer the rights to the acquisition or the assets of CompMess to the Company and has reversed the amounts from deposits and shareholder advances. In addition, the net shareholder receivable due to the Chairman after the reversal was netted against notes payable due to him. Accordingly, in connection with the restatement adjustment, the Company has appropriately accounted for the amounts due to the Chairman.

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at December 31, 2006 and the consolidated statements of operations and cash flows for the year ended December 31, 2006:

	As previously reported	Adjustments	Restated

Cash (bank indebtedness) (4)	$(1,635)	$8,583	$6,948
Accounts receivable and prepaid expenses (1,3,4)	193,506	(145,368)	48,138
Accounts receivable, related party (1)	466,000	(466,000)	-
Inventories (7)	98,228	(49,114)	49,114
Deposits (2,6,8)	485,037	(458,504)	26,533
Accounts payable and accrued liabilities (2)	699,076	(252,259)	446,817
Due to shareholders and related parties (6)	885,207	(439,928)	445,279
Deferred revenue (1)	-	429,220	429,220
Accumulated deficit during the development stage	(5,666,693)	(850,480)	(6,517,173)

Consolidated statement of operations for the year ended December 31, 2006:

	As previously reported	Adjustments	Restated

Revenue (1)	$690,799	$(669,200)	$21,599
Revenue - related party (1)	466,000	(466,000)	-
Cost of sales (2,7)	513,333	(450,886)	62,447
Gross loss	643,466	(684,314)	(40,848)
General and administrative expense (2,3)	981,435	(102,972)	878,463
Depreciation and amortization expense (5)	24,843	1,617	26,460
Gain on sale of assets (5)	4,192	1,617	5,809
Write off of deposits (8)	-	(250,000)	(250,000)
Foreign currency transaction loss (6)	(13,199)	(19,137)	(32,336)
Net loss	(2,100,407)	(850,480)	(2,950,887)
Other comprehensive income (loss)	15,538	(150)	15,388
Net comprehensive loss	(2,084,869)	(850,630)	(2,935,499)

Basic and diluted net loss per common share	(0.03)	(0.02)	(0.05)

(1) To reverse unrealized revenue
(2) To reverse cost of sales and liability and record payments as deposits for purchase of ISE Solar LLC
(3) To reverse provision for doubtful accounts
(4) To reverse unreleased check
(5) To record depreciation expense prior to sale of building
(6) To reverse deposits paid by shareholder for purchase of CompMess
(7) To write down inventory to net realizable value
(8) To write off deposits made to ISE Solar LLC

Consolidated statement of cash flows for the year ended December 31, 2006:

	As previously
	Reported	As Restated

Cash flows from operating activities

Net loss	$(2,100,407)	$(2,950,887)
Adjustment to reconcile net loss to cash used in operating activities :
Depreciation and amortization	24,843	26,460
Common stock issued for services and expenses	188,908	188,907
Loss on extinguishment of debt to related party	1,400,000	1,400,000
Stock based compensation	181,807	170,409
Gain on sale of land and building	-	5,809
Write-off of deposits	-	250,000
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(598,333)	34,730
Inventories	(33,599)	15,515
Accounts payable	432,815	180,556
Accrued interest payable	28,863	28,863
Compensation payable	143,212	143,212
Deferred revenue	-	429,220
Net cash used in operating activities	(331,891)	(95,924)

Cash flows from investing activities :

Deposits	(137,323)	-
Note receivable	(32,540)	(32,540)
Proceeds from sale of subsidiary	-	-
Deposit on acquisition of subsidiary	-	(273,279)
Acquisition of equipment	(18,595)	(18,427)
Acquisition of patents	(6,450)	(6,451)
Proceeds from the sale of land and buildings	244,578	248,602
Acquisition of land and buildings	(85,118)	(85,118)
Net cash used in investing activities	(35,448)	(167,213)

Cash flows from financing activities :

Bank indebtedness	1,635	-
Common stock/warrants issued for cash	-	-
Repayment of related party borrowings	(493,636)	(566,436)
Proceeds from related party borrowings	843,609	820,940
Net cash provided by financing activities	351,608	254,504

Effect of exchange rate changes	15,538	15,388

Net increase (decrease) in cash	(193)	6,755

Cash at beginning of year	193	193

Cash at end of year	$-	$6,948

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FNANCIAL DISCLOSURE

On July 12, 2007, Williams & Webster, P.S., the Company’s former accountant, resigned. The auditor’s report on the Company’s financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to audit scope or accounting principles; however the report was modified to express the accountant’s uncertainty relating to a going concern. The decision to change accountants was not recommended or approved by the board of directors or audit committee of the board of directors.

On July 12, 2007, the Company’s former accountant notified the Company that it was withdrawing its audit report for the year ending December 31, 2006. The accountant indicated that it had received additional information regarding the sales and accounts receivables recorded by the Company. The accountant stated that inventory purportedly sold by the Company had not been shipped to the purchasers and, therefore, the Company should not have recognized revenue for those sales during 2006, in accordance with the Company’s revenue recognition policy, which is consistent with Staff Accounting Bulletin No. 104.

The accountant had brief discussions with the Company’s President in the latter half of July 2007 relating to the July 12, 2007 correspondence from the accountant. In addition, there was another discussion in which the accountant participated on August 10, 2007 with the Company’s President and the Company’s Chairman on the same matters.

Except as set forth in the above paragraph, there were no disagreements with the Company’s former accountant during the fiscal years ended December 31, 2005 and 2006, and through July 12, 2007, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

On July 12, 2007, the Company determined that it agreed with the its former accountant’s assessment that the financial statements for the period ended December 31, 2006 should not be relied upon due to the error in recognizing revenue. The Company has prepared restated financial statements for the period ended December 31, 2006, which have been included as item 7 to this 10-KSB/A.

The reason for the error in revenue is that management misunderstood the revenue recognition rules regarding shipment of inventory. The Company had manufactured the product and received partial payment, and therefore had deemed the transaction to be substantively complete apart from the administrative process of shipping the products. The Company has little infrastructure, as it is a start-up, and the error was due in large part from a lack of expertise. To correct such errors, the Company has hired a full time Controller. The Company also plans to otherwise increase its administrative capacity to better control accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that:

The Company improperly recorded a transaction as revenue when all criteria for revenue recognition had not been met.

In connection with the required restatements and the consolidation-level errors, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective due to the material weaknesses described below.

The Company did not maintain effective controls over the identification of accounting issues relating to revenue recognition, including determining when all criteria for revenue recognition have been met.

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the consolidated financial statements included in this Form 10-KSB/A for the year ended December 31, 2006 fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in Internal Controls

The Company has little infrastructure, as it is a start-up, and the errors previously discussed was due in large part from a lack of expertise. To correct such errors, the Company has hired a full time Controller. The Company also plans to otherwise increase its administrative capacity to better control accounting issues.

Except as set forth above, there has been no change in the Company's internal controls over financial reporting or in other factors during the year or quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above. The Company determined the deposit made to a vendor was not realizable and expensed $250,000. The Company also did not have rights to another deposit made to a potential acquisition target and reversed $344,480 against due to shareholders and related parties.

PART III

ITEM 13. EXHIBITS

Exhibits

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

Exhibit 31.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.1 – Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.2. - Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KMJ Corbin & Company LLP has served as the Company’s principal accountant since September 13, 2007. The fees expected to be billed to the company for the fiscal year ended December 31, 2006 audit are $60,000.

Williams & Webster P.S. served as the Company’s principal accountant from July 13, 2004 to July 12, 2007. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ending	Fiscal year ending
	December 31, 2006	December 31, 2005
Audit Fees	$19,118	$15,000
Audit Related Fees (Review)	$20,875	$17,026
Tax Fees	$1,357	$4380
All Other Fees	$0.00	$1,398

As of December 31, 2006, the Company’s Board of Directors did not have a pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ Michael Matvieshen

Chairman and Director
November 14, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. MARK ROSEBOROUGH

L. Mark Roseborough	President and Chief Executive Officer	November 14, 2007

/s/ FRANK A. WISEHART	Chief Financial Officer
Frank A. Wisehart	(Principal Financial and Accounting Officer)	November 14, 2007

/s/ MICHAEL MATVIESEN
Michael Matvieshen	Director	November 14, 2007

/s/ HANS SCHROTH
Hans Schroth	Director	November 14, 2007

/s/ LAWRENCE FAULK
Lawrence Faulk	Director	November 14, 2007