Form 10KSB/A
period 2006-12-31
EPOD International Inc
filed 2007-11-28
CIK 1079990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 is to add language to the Report of Independent Registered Public Accounting Firm for the year ended December 31, 2005 and for the period of July 11, 2003 (inception) to December 31, 2005 and to correct certain minor administerial errors in the Financial Statements, which were filed in Amendment No. 1 on Form 10-KSB/A on November 15, 2007. No other changes were made to this Form 10-KSB/A.

Except as set forth above, no attempt has been made in this Amendment No. 2 on Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB, as amended by Amendment No. 1. Accordingly, this Amendment No. 2 and the original 10-KSB, as amended by Amendment No. 1, should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original 10-KSB, including any amendments to those filings.

The following items have been amended as a result of the matter described above:

Part II
Item 7.	Financial Statements

Part III
Item 13.	Exhibits

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

TABLE OF CONTENTS

PART II
ITEM 7.	Financial Statements	4

PART III
ITEM 13.	Exhibits	38

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' deficit, and cash flows for year ended December 31, 2005 of EPOD International Inc. and for the period of July 11, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

EPOD INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Issuable Common Stock	Stock Options and Warrants	Discount on Common Stock		Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount					Accumulated Deficit

Common stock issued for cash on July 11, 2003	14,400	$7	$-	$-	$-	$(5)	$-	$-	$2
Common stock issued for services	35,985,600	17,993	-	-	-	(12,995)	-	-	4,998
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(12,245)	(12,245)
Net loss for period ended December 31, 2003	-	-	-	-	-	-	(187,460)	-	(187,460)
Balance, December 31, 2003	36,000,000	18,000	-	-	-	(13,000)	(187,460)	(12,245)	(194,705)

Reverse acquisition and recapitalization	10,560,000	5,280	-	-	-	(8,270)	-	-	(2,990)
Common stock issued for services at $0.37 - $1.29 per share	180,630	90	119,915	-	-	-	-	-	120,005
Options issued for services	-	-	-	-	358,700	-	-	-	358,700
Options issued to directors for services	-	-	-	-	139,139	-	-	-	139,139
Net loss for year ended December 31, 2004, as restated	-	-	-	-	-	-	(1,089,593)	-	(1,089,593)
Balance, December 31, 2004 (Restated)	46,740,630	23,370	119,915	-	497,839	(21,270)	(1,277,053)	(12,245)	(669,444)

Options issued for services	-	-	-	-	1,049,381	-	-	-	1,049,381
Common stock issued for services at $0.73 - $1.34 per share	223,355	112	243,013	-	-	-	-	-	243,125
Common stock issuable for services at $0.73 - $1.34 per share	-	-	-	58,308	-	-	-	-	58,308
Common stock/warrants issued for cash at $0.75	510,867	255	293,395	-	89,500	-	-	-	383,150
Common stock issued for cash at $0.75	44,000	22	32,977	-	-	-	-	-	32,999
Beneficial conversion on loans	-	-	-	-	12,686	-	-	-	12,686
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(12,603)	(12,603)
Net loss for year ended December 31, 2005	-	-	-	-	-	-	(2,289,233)	-	(2,289,233)
Balance, December 31, 2005	47,518,852	23,759	689,300	58,308	1,649,406	(21,270)	(3,566,286)	(24,848)	(1,191,631)

Options issued for services	-	-	-	-	181,807	-	-	-	181,807
Common stock issued for services at $0.15 - $0.82 per share	292,572	147	115,874	-	-	-	-	-	116,021
Common stock issuable for services at $0.15 - $0.82 per share	-	-	-	72,888	-	-	-	-	72,888
Warrants expired	-	-	18,100	-	(18,100)	-	-	-	-
Options expired	-	-	137,307	-	(137,307)	-	-	-	-
Common stock issued for shareholder advances with a fair value of $0.056 per share	25,000,000	12,500	2,387,500	-	-	-	-	-	2,400,000
Foreign currency translation gain	-	-	-	-	-	-	-	15,388	15,388
Net loss (restated - see Note 12)	-	-	-	-	-	-	(2,950,887)	-	(2,950,887)
Balance, December 31, 2006 (restated - see Note 12)	72,811,424	$36,406	$3,348,081	$131,196	$1,675,806	$(21,270)	$(6,517,173)	$(9,460)	$(1,356,414)

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

On June 30, 2006, land and building with a historical net book value of $242,793 was sold to an unrelated party for $248,602 and a gain on sale of $5,809 was recorded.

NOTE 4 – INTELLECTUAL PROPERTY

In 2006, $56,451 was capitalized representing legal costs for patent applications. It is being amortized over 17 years on a straight-line basis. Depreciation expense for the years ended December 31, 2006 and 2005 is $2,082 and $497 respectively. Accumulated amortization was $2,578 and $497 at December 31, 2006 and 2005, respectively. The following table presents expected future amortization of patent costs for each of the next five years:

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

On April 1, 2006, the Company granted to a consultant who is classified as an employee, for services provided, an option to purchase 200,000 shares of common stock each at an exercise price of $1.00 per share. The stock options vested April 1, 2006. The total fair value of the options, estimated on the grant date using the Black-Scholes Option Price Calculation is $63,573.

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

Pursuant to the Loan Agreement, the Company issued to Mr. Lacey 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.30 per share (the "Warrant"). The Warrant expires on June 5, 2009. The relative fair value of the warrants will be recorded as a debt discount and amortized over the life of the loan.

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
(8) To write off deposits made to ISE Solar LLC

Consolidated statement of cash flows for the year ended December 31, 2006:

	As Previously
	Reported	As Restated

Cash flows from operating activities

Net loss	$(2,100,407)	$(2,950,887)
Adjustment to reconcile net loss to cash used in operating activities :
Depreciation and amortization	24,843	26,460
Common stock issued for services and expenses	188,908	188,907
Loss on extinguishment of debt to related party	1,400,000	1,400,000
Stock based compensation	181,807	170,409
Gain on sale of land and building	-	(5,809)
Write-off of deposits	-	250,000
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(598,333)	34,730
Inventories	(33,599)	15,515
Accounts payable	432,815	180,556
Accrued interest payable	28,863	28,863
Compensation payable	143,212	143,212
Deferred revenue	-	429,220
Net cash used in operating activities	(331,891)	(95,924)

Cash flows from investing activities :

Deposits	(137,323)	-
Note receivable	(32,540)	(32,540)
Proceeds from sale of subsidiary	-	-
Deposit on acquisition of subsidiary	-	(273,279)
Acquisition of equipment	(18,595)	(18,427)
Acquisition of patents	(6,450)	(6,451)
Proceeds from the sale of land and buildings	244,578	248,602
Acquisition of land and buildings	(85,118)	(85,118)
Net cash used in investing activities	(35,448)	(167,213)

Cash flows from financing activities :

Bank indebtedness	1,635	-
Common stock/warrants issued for cash	-	-
Repayment of related party borrowings	(493,636)	(566,436)
Proceeds from related party borrowings	843,609	820,940
Net cash provided by financing activities	351,608	254,504

Effect of exchange rate changes	15,538	15,388

Net increase (decrease) in cash	(193)	6,755

Cash at beginning of year	193	193

Cash at end of year	$-	$6,948

PART III

ITEM 13. EXHIBITS

Exhibits

Exhibit 31.1 – Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 31.2. – Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.1 – Certification by CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit 32.2. – Certification by CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOD INTERNATIONAL INC.

By:	/s/ Michael Matvieshen
Michael Matvieshen
Chairman and Director
November 19, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. MARK ROSEBOROUGH
L. Mark Roseborough	President and Chief Executive Officer	November 19, 2007

/s/ FRANK A. WISEHART	Chief Financial Officer
Frank A. Wisehart	(Principal Financial and Accounting Officer)	November 19, 2007

/s/ MICHAEL MATVIESEN
Michael Matvieshen	Director	November 19, 2007

/s/ HANS SCHROTH
Hans Schroth	Director	November 19, 2007

/s/ LAWRENCE FAULK
Lawrence Faulk	Director	November 19, 2007